Form 10QSB
period 1996-08-31
WHITNEY AMERICAN CORP /CO
filed 1997-07-11
CIK 822658

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended August 31, 1996                 Commission File No. 33-17397-D


                          WHITNEY AMERICAN CORPORATION
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                         84-1070022
    (State or other jurisdiction of                    (I.R.S. Empl. Ident. No.)
     incorporation or organization)


      12373 E. Cornell Avenue
         Aurora, Colorado                                        80014
(Address of Principal Executive Offices)                       (Zip Code)


                                 (303) 337-3384
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

      Yes      No   X

The number of shares outstanding of each of the Registrant's classes of common equity, as of August 31, 1996 are as follows:

        Class of Securities                                  Shares Outstanding
   Common Stock, $.00001 par value                                62,515

                                      INDEX


                                                                         Page of
                                                                          Report

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets as of August 31, 1996
            (Unaudited) and May 31,1996..................................   3

            Statements of Operations (Unaudited)
            for the three months ended August 31, 1996 and 1995..........   4

            Statements of Cash Flows (Unaudited)
            for the three months ended August 31, 1996 and 1995..........   5

            Notes to Financial Statements (Unaudited)....................   6


Item 2.     Management's Discussion and Analysis or Plan of Operation....   9


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K............................    10


            Signatures..................................................    10

                          WHITNEY AMERICAN CORPORATION
                                 Balance Sheets


                                     ASSETS



                                                               August 31,           May 31,
                                                                 1996                1996
                                                             -------------       -------------
                                                               (Unaudited)

Assets                                                     $            --     $            --
                                                             =============       =============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Due to officers/stockholders                            $        13,160     $        11,160

Stockholders' deficit:
   Preferred stock; $.00001 par value; authorized -
      5,000,000 shares; issued - none                                   --                  --
   Common stock; $.00001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      62,515 shares                                                      1                   1
   Additional paid-in capital                                       23,725              23,725
   Accumulated deficit                                             (36,886)            (34,886)
                                                             -------------       -------------
              Total stockholders' deficit                          (13,160)            (11,160)
                                                             -------------       -------------

                                                           $            --     $            --
                                                             =============       =============

    The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                      Statements of Operations (Unaudited)





                                                             Three            Three
                                                          Months Ended     Months Ended
                                                            August 31,      August 31,
                                                              1996             1995
                                                          ------------     ------------

Costs and expenses:
   General and administrative                            $     2,000      $         --
                                                          ----------       -----------

Net loss                                                 $    (2,000)     $         --
                                                          ==========       ===========

Loss per common share                                    $      (.03)     $         --
                                                          ==========       ===========

Weighted average shares outstanding                           62,515            62,515
                                                          ==========       ===========

    The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                      Statements of Cash Flows (Unaudited)




                                                             Three            Three
                                                          Months Ended     Months Ended
                                                            August 31,      August 31,
                                                              1996             1995
                                                          ------------     ------------


Cash flows from operating activities:
   Net loss                                               $     (2,000)    $         --
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Amortization                                                  --               --
      Increase in amounts due to
        officers/stockholders                                    2,000               --
                                                            ----------       ----------

        Net cash used in operating activities                       --               --
                                                            ----------       ----------

Cash flows from investing activities:
   Organization costs                                               --               --
                                                            ----------       ----------

        Net cash used in investing activities                       --               --
                                                            ----------       ----------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --               --
                                                            ----------       ----------

       Net cash provided by financing activities                    --               --
                                                            ----------       ----------

Net increase (decrease) in cash                                     --               --
Cash at beginning of period                                         --               --
                                                            ----------       ----------

Cash at end of period                                      $        --      $        --
                                                            ==========       ==========


    The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                    Notes to Financial Statements (Unaudited)


Note A - Summary of Significant Accounting Policies

Description of Business

The financial statements presented are those of Whitney American Corporation (the "Company"). The Company was incorporated on June 18, 1987, under the laws of the State of Delaware. The Company's initial activities were directed towards the raising of capital. Pursuant to an Agreement and Plan of Reorganization, Industrial Waste Processing, Inc. a Nevada corporation ("IWP"), was merged into the Company on October 20, 1988 and subsequently changed its name to Industrial Waste Processing, Inc. In February 1997, the Company filed with the Delaware Secretary of State a Certificate of Amended and Restated Certificate of Incorporation that, among other things, changed the Company's name back to Whitney American Corporation.

IWP was organized on May 25, 1988 for the purpose of treating and neutralizing hazardous waste from manufactures and landfills through proprietary processes and recycling of metals and other materials of value, initially through the use of mobile toxic treatment vans known as Transportable Treatment Units ("TTU's"). IWP, and later the Company, completed the construction of its initial TTU. The TTU's never became operational because of a lack of funds and because of the inability of the Company to perfect its technological processes. On April 17, 1989, the Company's parental affiliate Pacific Energy and Mining Company ("PEMC") reacquired all of the significant assets of the Company and assumed approximately $542,000 of the Company's outstanding obligations. The Company has been inactive since April 1989, and has no significant assets.

As shown in the financial statements, as of August 31, 1996, the Company has incurred an accumulated deficit of approximately $36,900 and has no cash. The Company's continuation in existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. Subsequent to February 12, 1997, the Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Income Taxes

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that included the enactment date.

                          WHITNEY AMERICAN CORPORATION
                    Notes to Financial Statements (Unaudited)

Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 1996.

Note B - Subsequent Events

Restructuring of Company

On February 12, 1997, the Company's shareholders approved a restructuring of the Company's authorized and outstanding capital through (1) a 1:100 reverse stock split, (2) an increase in the Company's authorized capital stock to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, (3) a change in par value to $.00001 per share for both the common and preferred stock of the Company, and (4) a change in the name of the Company from Industrial Waste Processing, Inc. to its original name, Whitney American Corporation. The Company's shareholders also approved changes to the Company's Certificate of Incorporation limiting the liability of directors of the Company under certain circumstances. All share and per share amounts have been restated to reflect this restructuring.

1997 Stock Option Plan

The Company has adopted a stock option plan (the "CSO Plan") which allows for the issuance of options to purchase up to 2,000,000 shares of stock to employees, officers, directors and consultants of the Company. The CSO Plan is not intended to qualify as an "incentive stock option plan" under Section 422 of

                          WHITNEY AMERICAN CORPORATION
                    Notes to Financial Statements (Unaudited)


the Internal Revenue Code. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the grantee is required to pay for the options. No options have been granted under the CSO Plan to date.

1997 Employee Stock Compensation Plan

The Company has adopted an employee stock compensation plan (the "ESC Plan") which allows for the issuance of up to 1,500,000 shares of stock to employees, officers, directors and consultants of the Company. The Company will incur compensation expense to the extent the market value of the stock at date of grant exceeds the amount the employee is required to pay for the stock (if any). The ESC Plan will be administered by the Board of Directors or a committee of directors. No stock has been awarded under the ESC Plan to date.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims will depend in the near future principally on the successful completion of its acquisition of operations as discussed below.

BUSINESS

Whitney American Corporation, a Delaware corporation (the "Company") has not had active business operations since April, 1989, other than occasionally searching for a business or venture to acquire as described below.

The Company has no operations or source of revenues. The Company's business plan at this time is to seek to acquire assets of or an interest in a small to medium-size company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues and to thereby become operational. The Company plans to acquire such assets or shares by exchanging therefor the Company's securities. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation. The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its efforts, and any assets or interest acquired may be in any industry or location, anywhere in the world. The Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ system. Members of the Company's management, all of whom are devoting part time to the Company's affairs, will conduct the Company's search for an operating business or venture to acquire. There is no assurance that the Company will be successful in this endeavor or that any business, venture or assets acquired will be profitable.

LIQUIDITY AND CAPITAL RESOURCES

The Company did not realize any cash from equity financing activities in 1996 and has no line of credit or similar credit facility available to it. However, the Company currently pays no salaries or rent, has little in the way of general or administrative overhead expenses, and has and will have no material capital commitments unless and until it is able to acquire a business or assets. The Company has little in the way of expenses, therefore, except for legal, accounting and other expenses related to filing of reports with the Securities and Exchange Commission. The Company believes that cash advances available from shareholders will be sufficient to cover its out-of-pocket expenses for at least the next twelve months.

As of August 31, 1996, the Company has incurred an accumulated deficit of approximately $36,900 and has no cash or other significant assets. As of August 31, 1996, the Company was indebted to its President, Stephen M. Siedow, for accounting services and costs advanced in the amount of $11,160, and was indebted to its Secretary and outside counsel, John D. Brasher Jr., for legal fees in the amount of $2,000.

RESULTS OF OPERATIONS

During the quarter ended August 31, 1996 (first fiscal quarter of this year), the Company had no revenues and did not engage in any active business but incurred a loss of $2,000. Expenses for this period consisted primarily of professional fees. The Company had no operations or losses during the fiscal quarter ended August 31, 1995.


Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits.  NONE.

              (b)     Reports on Form 8-K.  NONE



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: July 8, 1997


                                                    WHITNEY AMERICAN CORPORATION




                                                    By /S/ Stephen M. Siedow
                                                    ............................
                                                    Stephen M. Siedow, President