Form 10QSB
period 1996-11-30
WHITNEY AMERICAN CORP /CO
filed 1997-07-11
CIK 822658

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended November 30, 1996               Commission File No. 33-17397-D


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of November 30, 1996 are as follows:

        Class of Securities                                  Shares Outstanding
   Common Stock, $.00001 par value                                62,515

                                      INDEX


                                                                         Page of
                                                                          Report

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets as of November 30, 1996
            (Unaudited) and May 31, 1996.................................   3

            Statements of Operations (Unaudited)
            for the six months ended November 30, 1996 and 1995..........   4

            Statements of Cash Flows (Unaudited)
            for the six months ended November 30, 1996 and 1995..........   5

            Notes to Financial Statements (Unaudited)....................   6


Item 2.     Management's Discussion and Analysis or Plan of Operation....   9


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K............................    10


            Signatures..................................................    10

                          WHITNEY AMERICAN CORPORATION
                                 Balance Sheets


                                     ASSETS



                                                             November 30,          May 31,
                                                                1996                1996
                                                            --------------      --------------
                                                              (Unaudited)

Assets                                                     $            --     $            --
                                                            ==============      ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Due to officers/stockholders                            $        16,840     $        11,160

Stockholders' deficit:
   Preferred stock; $.00001 par value; authorized -
      5,000,000 shares; issued - none                                   --                  --
   Common stock; $.00001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      62,515 shares                                                      1                   1
   Additional paid-in capital                                       23,725              23,725
   Accumulated deficit                                             (40,566)            (34,886)
                                                            --------------      --------------
              Total stockholders' deficit                          (16,840)            (11,160)
                                                            --------------      --------------

                                                           $            --     $            --
                                                            ==============      ==============


   The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                      Statements of Operations (Unaudited)



                                                               Six             Six
                                                          Months Ended     Months Ended
                                                          November 30,     November 30,
                                                              1996             1995
                                                          ------------     ------------


Costs and expenses:
   General and administrative                            $     3,680      $         --
                                                          ----------       -----------

Net loss                                                 $    (3,680)     $         --
                                                          ==========       ===========

Loss per common share                                    $      (.06)     $         --
                                                          ==========       ===========

Weighted average shares outstanding                           62,515            62,515
                                                          ==========       ===========

    The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                      Statements of Cash Flows (Unaudited)



                                                              Six              Six
                                                          Months Ended     Months Ended
                                                          November 30,     November 30,
                                                              1996             1995
                                                          ------------     ------------



Cash flows from operating activities:
   Net loss                                                $    (3,680)     $        --
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Amortization                                                  --               --
      Increase in amounts due to
        officers/stockholders                                    3,680               --
                                                            ----------       ----------

        Net cash used in operating activities                       --               --
                                                            ----------       ----------

Cash flows from investing activities:
   Organization costs                                               --               --
                                                            ----------       ----------

        Net cash used in investing activities                       --               --
                                                            ----------       ----------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --               --
                                                            ----------       ----------

       Net cash provided by financing activities                    --               --
                                                            ----------       ----------

Net increase (decrease) in cash                                     --               --
Cash at beginning of period                                         --               --
                                                            ----------       ----------

Cash at end of period                                      $        --      $        --
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

As shown in the financial statements, as of November, 30, 1996, the Company has incurred an accumulated deficit of approximately $40,600 and has no cash. The Company's continuation in existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. Subsequent to February 12, 1997, the Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Income Taxes

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

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

As of November 30, 1996, the Company has incurred an accumulated deficit of approximately $40,600 and has no cash or other significant assets. As of November 30, 1996, the Company was indebted to its President, Stephen M. Siedow, for accounting services and costs advanced in the amount of $13,560, and was indebted to its Secretary and outside counsel, John D. Brasher Jr., for legal fees in the amount of $3,280.

RESULTS OF OPERATIONS

During the quarter ended November 30, 1996 (second fiscal quarter of this year), the Company had no revenues and did not engage in any active business but incurred a loss of $3,680. Expenses for this period consisted primarily of professional fees. The Company had no operations or losses during the fiscal quarter ended November 30, 1995.


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