Form 10-K
period 1989-05-31
WHITNEY AMERICAN CORP /CO
filed 1997-07-17
CIK 822658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended May 31, 1989                Commission File No. 33-17397-D


                          WHITNEY AMERICAN CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       84-1070022
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       12373 E. Cornell Avenue
       Aurora, Colorado 80014                            (303) 337-3384
(Address of Principal's Executive Offices)          (Registrant's Telephone No.
                                                          incl. area code)

Securities registered pursuant to
 Section 12(b) of the Act:                   NONE

Securities registered pursuant to
 Section 12(g) of the Act:                   NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

     Yes   No X

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the common stock of the registrant held by non-affiliates on May 31, 1989 was not determinable.

     At May 31, 1989, a total of 65,015 shares of common stock were outstanding.

                    Documents Incorporated by Reference NONE

                                     PART I

Item 1. Description of Business.

Background
     Whitney American Corporation (the "Company"), was incorporated on June 18, 1987, under the laws of the State of Delaware. The Company's initial activities were directed towards the raising of capital. Pursuant to an Agreement and Plan of Reorganization described below, Industrial Waste Processing, Inc., a Nevada corporation, was merged into the Company which subsequently changed its name to Industrial Waste Processing, Inc. In February 1997, the Company filed with the Delaware Secretary of State a Certificate of Amended and Restated Certificate of Incorporation that among other things, changed the Company's name back to Whitney American Corporation. The Company has been inactive since early 1989, and has no significant assets or liabilities.

     On June 30, 1988, the Company and Tri-Bradley Investments, underwriters to the Company, successfully completed a public offering for the sale of 12,500 units of the Company's common stock at $1.00 per unit. Each unit consisted of one share of $.00001 par value common stock, one Class A warrant and one Class B warrant. Each warrant was exercisable for .06 shares of common stock for a period commencing with the date of the Prospectus and terminating nine months thereafter at the respective prices of $5.00 per share (Class A warrant) and $10.00 per share (Class B warrant). The Class A and B warrants expired in December 1988. The Company received net proceeds from the offering of $462 after deducting offering expenses of $12,038.

     On September 30, 1988 the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Industrial Waste Processing, Inc., a Nevada corporation ("IWP"), which provided for the Company's acquisition of IWP, by the issuance of 200,000 shares of the Company's $.00001 par value common stock in exchange for all of the issued and outstanding common stock of IWP. The acquisition of IWP was recorded as a reverse acquisition for accounting purposes. The 200,000 shares of the Company's common stock issued to IWP shareholders were subsequently donated back by IWP's parental affiliate, Pacific Energy and Mining Company ("PEMC") (150,000 shares) and by its President, Marc
A. Wilder (50,000 shares), and were cancelled by the Company on October 21, 1988. PEMC remained the owner of 25,000 shares of the Company's common stock that it acquired and paid for in private transactions.

     IWP was organized for the purpose of treating and neutralizing hazardous waste from manufactures and landfills through proprietary processes and recycling of metals and other materials of value, initially through the use of mobile toxic treatment vans known as Transportable Treatment Units ("TTU's"). IWP, and later the Company, completed the construction of its initial TTU. The TTU's never became operational because of a lack of funds and because of the inability of the Company to perfect its technological processes. On April 17, 1989, PEMC reacquired all of the significant assets of the Company and assumed approximately $542,000 of the Company's outstanding obligations.

     On February 12, 1997 the Company's shareholders approved a restructuring of the Company's authorized and outstanding capital through (1) a 1:100 reverse stock split, (2) an increase in the Company's authorized capital stock to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, (3) a change in par value to $.00001 per share for both the common and preferred stock of the Company, and (4) a change in the name of the Company from Industrial Waste Processing, Inc. to its original name, Whitney American Corporation. The Company's shareholders also approved changes to the Company's Certificate of Incorporation limiting the liability of directors of the Company under certain circumstances. All share and share amounts have been restated to reflect this restructuring.

     The Company intends to participate in one or more as yet unidentified business ventures, which will be chosen by management after reviewing business opportunities selected for their profit or growth potential. The Company has no current plans to make a public offering of its securities.

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

Business of the Company
     The Company's sole business subsequent to February 12, 1997 is to seek to acquire assets of or an interest in a small to medium-size company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues. The Company plans to acquire such assets or business by exchanging therefor the Company's securities. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation. The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its efforts, and any assets or interest acquired may be in any industry or location, anywhere in the world. The Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ system. Members of management (all of whom are devoting part time to the Company's affairs) plan to search for an operating business or venture which the Company can acquire, thereby becoming an operating company. There is no assurance that the Company will be successful in this endeavor. The Company has no operations or source of revenues. Unless the Company succeeds in acquiring a company or properties which provide cash flow, the Company's ability to survive is in doubt.

Competition
     The Company will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which the Company could consider. Many of these competing entities will also possess significantly greater experience, managerial abilities and contacts than the Company's management. Moreover, the Company also will be competing with numerous other public companies available to engage in business combinations with private entities.

Employees
     The Company has no employees other than its officers and no full-time employees. Its officers expect to devote as much of their time as they deem necessary to find and acquire assets or interests in one or more other businesses.

Item 2. Description of Property.

     The Company neither owns nor leases any real estate or other properties. The Company's offices are located at 12373 E. Cornell Avenue, Aurora, Colorado 80014, and are provided by its President. This arrangement will continue until the Company determines to relocate its offices, which is not now anticipated, since the current arrangement is entirely adequate for the Company's needs. The Company does not intend to acquire any properties or additional offices, and management does not anticipate that the Company will rent office space unless and until it has acquired a business opportunity, in which case the Company's offices almost certainly will be the same as those of the business opportunity acquired.

Item 3. Legal Proceedings.

     The Company is not involved in any threatened or pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On February 12, 1997 the Company's shareholders approved a restructuring of the Company's authorized and outstanding capital through (1) a 1:100 reverse stock split, (2) an increase in the Company's authorized capital stock to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, (3) a change in par value to $.00001 per share for both the common and preferred stock of the Company, and (4) a change in the name of the Company from Industrial Waste Processing, Inc. to its original name, Whitney American Corporation. The Company's shareholders also approved changes to the Company's Certificate of Incorporation limiting the liability of directors of the Company under certain circumstances.

     On February 14, 1997, the Company's shareholders approved the 1997 Employee Stock Compensation Plan and the 1997 Stock Option Plan, as described under Item 11 below.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
     Matters.

Market Information
     The Company's outstanding common shares were last publicly quoted or traded during the fiscal year ended May 31, 1990. Once all required reports are brought current by filing with the Securities and Exchange Commission, the Company may seek to have its common stock quoted upon the OTC (over-the-counter) Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. There is no assurance that the Company's shares will be quoted in the future or that, if quoted, an active market will arise in its shares.

Dividends
     The Company does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and its cash requirements at that time.

Item 6. Selected Financial Information.

                                                                       June 18, 1987
                                                     Year Ended       (inception) to
                                                    May 31, 1989       May 31, 1988
                                                    ------------       ------------

Total revenues                                          NONE                NONE
Net income (loss)                                   $(29,560)               NONE
Net income (loss) per common share                  $   (.45)               NONE
Number of common shares outstanding                   65,015              50,000
Working capital deficit                                 --              $ (4,458)
Total assets                                        $    860            $ 10,621
Current liabilities                                     --              $  4,526
Long term liabilities                                   NONE                NONE
Preferred stock                                         NONE                NONE
Stockholders' equity                                $    860            $  6,095
Cash dividends declared per common share                NONE                NONE


     The Company has been inactive since April 1989. The financial information set forth above necessarily does not include events subsequent to May 31, 1989 which are discussed below under Item 7.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background
     The Company has not had active business operations or significant revenues since April 1989, as described under Results of Operations below.

Liquidity
     As of May 31, 1989, the Company has an accumulated deficit of $22,866. The Company has no assets and is completely illiquid. Management is actively seeking to make one or more acquisitions of privately held companies, properties or interests as described above, but has not yet entered into any understanding, agreement or arrangement with any person respecting such an acquisition. Whether the Company continues as a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. The independent auditors' report contains an explanatory paragraph concerning the Company's ability to continue as a going concern. The Company has no long-term liabilities and no short-term liabilities. The Company pays no salaries or rent. Assets and cash available to the Company from its management and shareholders may not be sufficient for the Company to carry out its business plan. Problems relating to capital resources are more fully discussed in the paragraph below.

Results of Operations
     IWP was organized for the purpose of treating and neutralizing hazardous waste from manufactures and landfills through proprietary processes and recycling of metals and other materials of value, initially through the use of mobile toxic treatment vans and known as Transportable Treatment Units. IWP, and later the Company, completed the construction of its initial TTU. The TTU's never became operational because of a lack of funds and because of the inability of the Company to perfect its technological processes. On April 17, 1989, PEMC reacquired all of the significant assets of the Company and assumed approximately $542,000 of the Company's outstanding obligations.

     During the fiscal year ended May 31, 1989, the Company incurred a net loss of $29,560 which has been reflected in the financial statements as discontinued operations. The Company had no operations in fiscal 1988.

Capital Resources
     The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants. In regard to a proposed acquisition, the Company intends to require the target company to deposit with the Company a retainer which the Company can use to defray such professional fees and costs. In this way, the Company could avoid the need to raise funds for such expenses or becoming indebted to such professionals. Moreover, investigation of business ventures for potential acquisition will involve some costs, including travel, lodging, postage and long-distance telephone charges. Management hopes, once a candidate business venture is deemed to be appealing, to likewise secure a deposit from the business venture to defray expenses of further investigation, such as air travel and lodging expenses. An otherwise desirable business venture may, however, decline to post such a deposit. In this event, such expenses can only be covered if affiliates of the Company loan or contribute the necessary capital to the Company (which is not assured) or if the Company is otherwise able to raise funds from third parties.

     The Company has no current intention of making a public offering of its securities but will investigate the feasibility of raising capital in one or more private transactions, if needed. The Company cannot assess the likelihood of raising any such capital or of obtaining loans. No source of funding or capital has been identified, and the Company has no credit or means to obtain a loan.

Plan of Operation
     The following discussion sets forth management's plan of operation for the Company over the next twelve months from the date of this report, and thereafter, if no acquisition is made within twelve months.

     The Company intends to seek, evaluate and (if warranted) acquire one or more properties or private companies or businesses. Such an acquisition may be made by purchase, merger, exchange of stock or otherwise, and may encompass assets or a business entity such as a corporation, partnership or joint venture. Since the Company has no capital, it is unlikely that the Company will be able to take advantage of more than one such opportunity. Management intends to seek acquisitions demonstrating the potential for long-term growth in real value.

     The Company is not restricted in its search for business opportunities to any particular geographical area, industry or business within an industry and may engage in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. It is possible that management may later determine to concentrate its search for business opportunities to a particular industry, segment of an industry, or a particular line of business, or to a defined geographical area. To date, however, no such determination has been discussed. Management's discretion is, as a practical matter, unlimited in the choice of a business venture or ventures. The Company's search generally will be directed toward smallish to medium-sized companies.
Management anticipates that any business opportunity seriously considered for acquisition will be out of the development stage, and have revenues and earnings. The Company has no current plans to advertise or publish notices concerning its quest to make such an acquisition.

     Management does not intend to pursue any potential acquisition or combination beyond the preliminary negotiation stage with any business venture which does not have and cannot furnish the Company acceptable audited financial statements for at least its two most recent fiscal years and unaudited interim financial statements for any periods subsequent to its most recently completed fiscal year.

     Form of  Acquisition.  It is  impossible to predict the manner in which the
Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. In addition, the current management and shareholders of the Company most likely will not have control of a majority of the voting shares of the Company following an acquisition transaction. As part of such a transaction, all or a majority of the Company's directors may resign, and new directors may be appointed without any vote by shareholders.

     An acquisition or business combination may occur in one of several ways, such as statutory merger or consolidation, asset purchase, or "reverse merger," in which the Company acquires all of the private company's outstanding common stock in exchange for the issuance of unregistered shares of the Company's common stock. Because the Company will have virtually no cash or other assets, it will be foreclosed from purchasing for cash the assets or outstanding voting stock of a viable business venture and can expect to make such an acquisition only by issuing additional shares of its common stock.

     Management anticipates that the acquisition will be structured so as to avoid creating a taxable event under federal tax laws and probably will be structured as a tax-free reorganization under Sections 351 or 368(a) of the Internal Revenue Code of 1986, as amended. It is anticipated that the value of any private company acquired no doubt will greatly exceed that of the Company. Thus it is all but certain that, following the acquisition, the current shareholders of the Company will in the aggregate own 10% or less of the common stock of the Company.

     The Company will participate in a business venture only after the negotiation and execution of a written agreement. Although the terms of such an agreement cannot be predicted, such agreements generally provide for representations and warranties by the various parties thereto, conditions of closing, post-closing covenants and restrictions, reciprocal indemnities, remedies upon default and other terms. As a general matter, the Company anticipates that it will enter into a letter of intent with the management, principals or owners of a prospective business opportunity. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind the Company to consummate it. Execution of such a letter of intent will by no means indicate that consummation of an acquisition is probable.

     The Company will not be bound unless and until it executes a definitive agreement concerning the acquisition, as described in the foregoing paragraph, and then only if the Company has no contractual right to terminate the agreement on specified grounds. The investigation of specific opportunities and the negotiation, drafting and execution of agreements and other documents will require substantial costs for attorneys, accountants and others, probably amounting to several thousand dollars for each acquisition attempted. The Company does not have and may not be able to obtain the needed funds. If a decision is made not to participate in a specific business venture, or if a negotiated agreement is not consummated, the costs to the Company (which could be substantial in light of the Company's lack of cash) may not be recoverable. Management has not formulated any firm policy in this regard, but does not intend to proceed further than the drafting of a non-binding letter of intent in connection with any proposed acquisition unless and until (i) the Company has determined that the company to be acquired has or can obtain the financial statements required by applicable regulations of the Securities and Exchange Commission, and (ii) the company to be acquired has posted a deposit with the Company to be used for paying the Company's attorneys and accountants. Such a precaution will enable management to limit the Company's financial exposure as to any acquisition which cannot be completed for any reason.

     Any attempted acquisition can be expected to absorb several weeks at the least, and perhaps longer. Moreover, any acquisition may involve substantial time delays, which can be caused for several reasons, including delays caused by complying with requirements of state law.

     Analysis and Investigation of Opportunities. The selection of a business venture or ventures in which the Company is to participate will be entirely subjective. The Company's lack of funds and full-time management will make it impossible to conduct complete investigations and analyses of individual business opportunities before making a decision. Participation may be based in large part on the perceived quality of a private company's management and personnel, properties or proprietary rights, products, services, marketing concepts, level of technology, or other factors which are often difficult to analyze with complete objectivity. Management's decisions may be made without the benefit of detailed feasibility studies, independent analysis, market surveys and similar professional studies which would be desirable if the Company had more funds available to it. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of its potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training and experience of management, the Company will be heavily dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     It is emphasized that management may effect transactions having a potentially adverse impact upon its shareholders pursuant to the authority and discretion of the Company's current directors to complete acquisitions without submitting any proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the directors to seek the shareholders' advice and consent or because state law so requires.

     The analysis of any business opportunity will be undertaken by or under the supervision of management, none of whom is a professional business analyst or has any previous training or significant experience in business analysis. In selecting business ventures, management anticipates that it will consider the following factors related to each business venture examined, among other possible factors: (1) total and net assets and shareholders' equity, in light of current and long-term liabilities; (2) total revenues and earnings, both current and over the prior three fiscal years; (3) potential for revenue and earnings growth; (4) existing and potential competition; (5) proprietary technology and know-how, as well as patents and trademarks, if any; (6) capabilities and experience of current management and management prospects already recruited; (7) capital requirements; (8) availability of new capital and debt financing sources, as well as relationships with existing lenders; (9) the cost and form of participation by the Company; (10) special risks associated with the venture and its industry or industry segment; and (11) perceived desirability of the venture to investors in the public capital markets.

     It is anticipated that potential opportunities will become available to the Company from many sources, primarily its management, but also including attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, consultants, entrepreneurs and others who may present unsolicited proposals. However, as of this date, management does not intend paying a cash "finder's fee" to any person who presents a business opportunity to the Company. The Company may compensate a person who brings a business opportunity to the Company which subsequently is acquired, but any such compensation would be in the form of common stock (or options or other securities of the Company). Any such issuance of the Company's securities would be made on an ad hoc basis, and the amount or type of securities cannot at this time be predicted.

Item 8. Financial Statements and Supplementary Data.

     See index to financial statements at page 13. The financial statements begin following that index. No supplementary financial data is required or included.

Item 9. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.

     On May 5, 1997, the Company engaged Gelfond, Hochstad, Pangburn & Co. as it's independent auditor and business consultant.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

Identification of Directors and Executive Officers
     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors. The following table sets forth the name, age, position held and tenure of each director and executive officer:

   Name                 Age             Position Held and Tenure
   ----                 ---             ------------------------

John D. Brasher  Jr.    45          Secretary from September 1988 until present.
                                    Director from inception until February 1997.

Stephen M. Siedow       47          President, Director from February 1997.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer. The directors and officers are expected to devote their time to the Company's affairs on an "as needed" basis, but are not required to make any specific portion of their time available to the Company.

Biographical Information
     John D. Brasher Jr. Mr. Brasher is an attorney engaged since February 1988 in the practice of law in Denver, Colorado, as proprietor of Brasher & Company and concentrates in the fields of corporate and securities law. From February 1987 to February 1988 he practiced law as a profit-sharing partner in the firm of Pred and Miller, Denver, Colorado, concentrating in corporate and securities law. From August 1982 until February 1987, Mr. Brasher practiced corporate and securities law as an associate and later as a partner of Broadhurst, Brook, Mangham and Hardy, of Lafayette, Louisiana. Mr. Brasher received a B.A. degree in English in 1979, and in 1982 received a law degree (J.D.), both from Louisiana State University. He is admitted to practice in the States of Colorado and Louisiana and is a member of the bar of the United States Supreme Court. Mr. Brasher is Chairman, CEO and President of Cerx Entertainment Corporation, a Denver-based Nevada corporation in the development stage. He also is a director, CEO and President of Rising Sun Capital, Ltd., a Colorado corporation and a director of MNS Eagle Equity Group, Inc., a Nevada corporation, both with a business plan similar to that of the Company.

     Stephen M. Siedow.  Mr. Siedow is president and sole shareholder of Stephen
M. Siedow, P.C., a professional accounting firm providing auditing, management consulting, tax services and write-up services to corporations, partnerships and individuals since 1982. Mr. Siedow specializes in public and SEC accounting and has experience in industries including mining (gold and coal), oil and gas, construction and mergers/acquisitions/liquidations. Prior to that, he was with the audit department of Ernst & Whitney, Certified Public Accountants in Denver, Colorado, for eight years. Mr. Siedow is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public

Accountants. He also is Chairman, CEO and President of MNS Eagle Equity Group, Inc., a Nevada Corporation with a business plan similar to that of the Company.

General Conflicts of Interest
     Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so, not withstanding the fact that management time should be devoted to the Company's affairs. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management. There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs. Failure by them to conduct the Company's business in its best interests may result in liability to them.

Significant Employees
     None, other than officers of the Company listed above.

Item 11. Executive Compensation.

Cash Compensation
     For the fiscal year ended May 31, 1989, no executive officer, nor all executive officers as a group, received cash compensation from the Company in excess of $60,000. Payment of salaries or compensation in any form was terminated as of April 17, 1989.

Compensation Pursuant to Plans
     No compensation was paid to executive officers pursuant to any plan during the fiscal year just ended, and the Company has no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services. No plan or agreement exists pursuant to which any officer will receive compensation resulting from the officer's resignation, retirement or any other termination of employment with the Company, from a change in control of the Company, or a change in the officer's responsibilities following any change in control of the Company.

     The Company has adopted and the Company's shareholders have approved the 1997 Employee Stock Compensation Plan and the 1997 Stock Option Plan, both discussed below. Otherwise, the Company does not have in force any pension, profit-sharing, stock appreciation or other benefit plans, although such plans may be adopted in the future.

     1997 Employee Stock Compensation Plan. The Company's shareholders have approved an Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the "ESC Plan"). The Company has reserved a maximum of 1,500,000 common shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and the Company will recognize a compensating deduction at such time. The ESC Plan will be administered by the Board of Directors. No stock had been awarded under the ESC Plan to date.

     1997 Stock Option Plan. The Company's shareholders have approved the 1997 Stock Option Plan for officers, key employees, potential key employees, non-employee directors and advisors (the "CSO Plan"). The Company has reserved a maximum of 2,000,000 common shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options, but will realize income (or capital loss) at the time the options are exercised to purchase common stock. The amount of income will be equal to the difference between the exercise price and the fair market value of the common stock on the date of exercise. The Company will be entitled to a compensating deduction in an amount equal to the taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted under the CSO Plan to date.

Other Compensation.
     None.

Compensation of Directors.
     None.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a)(b) Security Ownership
     The following table sets forth, as of May 31, 1989 and May 31, 1997, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

                                          May 31, 1989
                                          ------------

 Title              Name and Address                          Amount of               Percent of
  of                 of Beneficial                       Common Stock Owned             Common
 Class                   Owner                              Beneficially           Stock Outstanding
 -----              ----------------                     ------------------        -----------------

Common            Pacific Energy and Mining Company           25,000                     38.5%
 Stock            *Tariq I. Ahmad, President
                  P.O. Box 18148
                  Reno, Nevada 89511

 SAME             *John D. Brasher Jr.                        14,800                     22.8%
                  90 Madison Street, Suite 707
                  Denver, Colorado 80206

 SAME             Robert A. Prange                             9,938                     15.3%
                  10305 Amy Lynn Court
                  Louisville, Kentucky 40233

 SAME             Morgan, Olmstead Kennedy & Gardner           6,830                     10.5%
                  1000 Wilshire Blvd.
                  Los Angeles, California 90017

                  *All directors and officers                 39,800                     61.3%

                                          May 31, 1997
                                          ------------

Common            *Stephen M. Siedow                          23,000                     36.8%
 Stock            12373 E. Cornell Avenue
                  Aurora, Colorado 80014

 SAME             *John D. Brasher Jr.                        14,800                     23.7%
                  90 Madison Street, Suite 707
                  Denver, Colorado 80206






 SAME             Robert A. Prange                            9,938                     15.9%
                  10305 Amy Lynn Court
                  Louisville, Kentucky 40233

 SAME             CEDE & Company                              7,132                     11.4%
                  Box 222 Bowling Green Station
                  New York, New York  10274

 SAME             Robert W. Hershey                           4,000                      6.4%
                  1761 S. Niagara Way
                  Denver, Colorado 80224

                  *All directors and officers                37,800                     60.5%

Changes in Control
     A change of control undoubtedly will occur when and if the Company acquires a business opportunity. Although the extent of the change of control cannot be predicted at this time, it is unlikely that the existing shareholders will own more than 10% of the Company (or combined entity) following an acquisition. There are no plans at this time to issue common shares or other securities of the Company to any officer or director of the Company.

Item 13. Certain Relationships and Related Transactions.

     On September 30, 1988 the Company approved an Agreement and Plan of Reorganization between the Company and Industrial Waste Processing, a Nevada corporation, provided for the Company's acquisition of IWP, by the issuance of 200,000 shares of the Company's $.00001 par value common stock in exchange for all of the issued and outstanding common stock of IWP. The acquisition of IWP was recorded as a reverse acquisition for accounting purposes. The 200,000 shares of the Company's common stock issued to IWP shareholders were subsequently donated back by IWP's parental affiliate, Pacific Energy and Mining Company (150,000 shares) and by its President, Marc A. Wilder (50,000 shares), and were cancelled by the Company on October 21, 1988. PEMC remained the owner of 25,000 shares of the Company's common stock that it acquired and paid for in private transactions.

     IWP, and later the Company, completed the construction of its initial TTU. The TTU's never became operational because of a lack of funds and because of the inability of the Company to perfect its technological processes. On April 17, 1989, PEMC reacquired all of the significant assets of the Company and assumed approximately $542,000 of the Company's outstanding obligations. The Company has not had active business operations or significant revenues since April 1989.

     The law firm of Brasher & Company, of which, Mr. Brasher is sole proprietor was paid $2,500 during the year ended May 31, 1989.

     On February 12, 1997, Mr. Stephen M. Siedow, the Company's president purchased from Pacific Energy and Mining Company 23,000 shares of the Company's common stock in a private transaction for $2,500 cash.

     The Company has no understandings with its officers or directors, or other shareholders, pursuant to which such persons have agreed to contribute capital to the Company or otherwise provide funds to the Company. The Company has no plans to issue additional securities to affiliates of the Company prior to completion of an acquisition. There are no other reportable transactions involving promoters, executive officers, or directors of the Company as required by Item 404 of Regulation S-K.

     Otherwise, there were no transactions, or series of transactions, for the fiscal year ended May 31, 1989 nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

                                     PART IV

Item 14. Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. References to the "Company" mean Whitney American Corporation.

     3.0  Certificate  of  Incorporation (incorporated by reference to
          Exhibit 3.0 to Registration  Statement No. 33-17397-D,  effective
          March 7, 1988) ......................................................*
     3.05 Certificate of Amended and Restated Certificate of
          Incorporation  of the  Company  (incorporated  by  reference to Exhibit 3.1 to Form 8-K dated February 12, 1997)..................*
     3.1  Bylaws of the Company  (incorporated  by  reference  to
          Exhibit 3.1 to Registration Statement No. 33-17397-D,
          effective  March  7,  1988)..........................................*
     3.2  Amendment to Bylaws of the Company (incorporated by
          reference to Exhibit 3.2 to Registration Statement
          No. 33-17397-D,  effective March 7, 1988) ...........................*
     3.3  Restated Bylaws of the Company (incorporated  by
          reference to Exhibit 3.2 to Form 8-K dated February 12, 1997) .......*
     4.0  Instruments  Defining the Rights of Security Holders
          (all incorporated by reference to Registration  Statement
          No. 33-17397-D effective March 7, 1988):
                    (4.1) Unit Warrant Agreement...............................*
                    (4.2) Specimen Stock Certificate...........................*
                    (4.3) Specimen A Warrant Certificate.......................*
                    (4.4) Specimen B Warrant Certificate.......................*
     10.1 1988 Incentive Stock Option Plan (incorporated by
          reference to Exhibit 10.1 to Amendment  No. 2 to
          Registration  Statement  No.  33-17397-D,
          effective March 7, 1988).............................................*
     10.2 1997 Stock Option Plan (incorporated by reference
          to Exhibit 10.1 to Form 8-K dated February 12, 1997).................*
     10.3 1997 Employee Stock Compensation Plan (incorporated
          by reference to Exhibit 10.2 to Form 8-K dated
          February 12, 1997)...................................................*


          * - Incorporated by reference to another registration statement, report or document.
          1 - Includes Exhibits filed as part of this Report.

     (b) Reports on Form 8-K. None.

     (c) Financial statements and supplementary data.

                          Index to Financial Statements

     Independent Auditors' Report............................................F-1

     Balance Sheets as of May 31, 1989 and 1988..............................F-2

     Statements of Operations for the year ended May 31, 1989
          and for the period June 18,1987 (inception) through
          May 31, 1988...................................................... F-3

     Statements of Shareholders' Equity for the year ended
          May 31, 1989 and for the period June 18, 1987 (inception)
          through May 31, 1988...............................................F-4

     Statements of Cash Flows for the year ended May 31, 1989
          and for the period June 18, 1987 (inception)
          through May 31, 1988...............................................F-5

     Notes to Financial Statements...........................................F-6

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Whitney American Corporation
Aurora, Colorado

We have audited the accompanying balance sheets of Whitney American Corporation as of May 31, 1989 and 1988, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended May 31, 1989 and for the period June 18, 1987 (inception) to May 31, 1988. These financial statements are the responsibility of the management of Whitney American Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitney American Corporation as of May 31, 1989 and 1988, and the results of its operations and its cash flows for the year ended May 31, 1989 and for the period from June 18, 1987 (inception) to May 31, 1988, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's recurring losses and accumulated deficit raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Denver, Colorado
June 3, 1997

                          WHITNEY AMERICAN CORPORATION
                                 Balance Sheets


                                     ASSETS


                                                                                             May 31,
                                                                                    ------------------------
                                                                                        1989         1988
                                                                                    ----------     ---------

Current asset:
   Cash                                                                            $        --    $       68
                                                                                    ----------     ---------
Other assets:  (Note A)
   Deferred offering costs                                                                  --         9,478
   Organization costs                                                                      860         1,075
                                                                                    ----------     ---------
                                                                                           860        10,553
                                                                                    ----------     ---------

                                                                                   $       860    $   10,621
                                                                                    ==========     =========


                       LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
   Accounts payable                                                                $        --    $    4,526
                                                                                    ----------     ---------
Stockholders' equity:  (Notes B, C and F)
   Preferred stock; $.00001 par value; authorized -
     5,000,000 shares; issued - none                                                        --            --
   Common stock; $.00001 par value; authorized -
     50,000,000 shares; issued and outstanding -
     65,015 shares at May 31, 1989 and 50,000
     shares at May 31, 1988                                                                  1             1
   Additional paid-in capital                                                           23,725         6,094
   Accumulated deficit                                                                 (22,866)           --
                                                                                    ----------     ---------
        Total stockholders' equity                                                         860         6,095
                                                                                    ----------     ---------

                                                                                   $       860    $   10,621
                                                                                    ==========     =========


    The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                            Statements of Operations
            For the Period June 18, 1987 (Inception) to May 31, 1988
                       and for the Year Ended May 31, 1989



                                                                                    1989          1988
                                                                                  ---------     ---------
Costs and expenses:
   General and administrative                                                    $      215    $       --
                                                                                  ---------     ---------

Loss from operations                                                                   (215)           --
                                                                                  ---------     ---------

Discontinued operations  (Note C)                                                   (29,345)           --
                                                                                  ---------     ---------

Net loss                                                                         $  (29,560)   $       --
                                                                                  =========     =========

Loss per common share:
   Loss from operations                                                          $       --    $       --
                                                                                  =========     =========
   Discontinued operations                                                       $     (.48)   $       --
                                                                                  =========     =========
   Net loss                                                                      $     (.48)   $       --
                                                                                  =========     =========

Weighted average shares outstanding                                                  61,562        50,000
                                                                                  =========     =========

The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                  Statements of Changes in Stockholders Equity
            For the Period June 18, 1987 (Inception) to May 31, 1988
                       and for the Year Ended May 31, 1989



                                                          Common Stock               Additional
                                                  ---------------------------          Paid-in        Accumulated
                                                    Shares           Amount            Capital          Deficit
                                                  ----------       ----------        ----------       -----------

Balances, June 18, 1987 (inception)                       --      $        --       $        --      $         --

Common stock issued for services,
   valued at $.03 per share                           30,000                1               899                --

Common stock issued for cash,
   valued at $.32 per share                               62               --                20                --

Common stock issued for cash,
   valued at $.20 per share                            1,250               --               250                --

Common stock issued for cash,
   valued at $.12 per share                            1,500               --               175                --

Common stock issued for cash,
   valued at $.28 per share                           17,188               --             4,750                --

Net loss                                                                                                       --
                                                  ----------       ----------        ----------       -----------
Balances, May 31, 1988                                50,000                1             6,094                --

Common stock issued for cash
   at $1.00 per share,  net of
   offering costs of $12,038                          12,515**             --               462                --

Common stock issued pursuant
   to a stock for stock merger                       200,000                2                --                --

Reverse acquisition accounting                            --               --            (6,694)            6,694

Donation of common stock                            (200,000)              (2)               --                --

Common stock issued for cash,
   valued at $9.55 per share                           2,500               --            23,863                --

Net loss                                                                                                  (29,560)
                                                  ----------       ----------        ----------       -----------
Balances, May 31, 1989                                65,015      $         1       $    23,725      $    (22,866)
                                                  ==========       ==========        ==========       ===========


** An additional 15 shares results from full shares issued for fractional shares in the reverse stock split (Note F).


The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                            Statements of Cash Flows
            For the Period June 18, 1987 (Inception) to May 31, 1988
                       and for the Year Ended May 31, 1989

                                                                                        1989          1988
                                                                                     ---------      --------

Cash flows from operating activities:
   Net loss                                                                         $ (29,560)     $      --
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Amortization                                                                         215            --
      Cancellation of debt for assets                                                 (106,828)           --
      Contribution of capital                                                              863            --
      Decrease in accounts payable                                                      (4,526)           --
                                                                                     ---------      --------
         Net cash used in operating activities                                        (139,836)           --
                                                                                     ---------      --------
Cash flows from investing activities:
   Organization costs                                                                       --          (175)
   Purchases of equipment                                                             (219,231)           --
   Advances to affiliates                                                             (147,000)           --
                                                                                     ---------      --------
         Net cash used in investing activities                                        (366,231)         (175)
                                                                                     ---------      --------
Cash flows from financing activities:
   Payments of deferred offering costs                                                  (2,560)       (4,952)
   Proceeds from series 1 zero coupon bonds                                            280,000            --
   Proceeds from bank note                                                              30,000            --
   Advances from parental affiliate                                                    163,059            --
   Proceeds from sale of common stock                                                   35,500         5,195
                                                                                     ---------      --------
        Net cash provided by financing activities                                      505,999           243
                                                                                     ---------      --------

Net increase (decrease) in cash                                                            (68)           68
Cash at beginning of year                                                                   68            --
                                                                                     ---------      --------
Cash at end of year                                                                 $       --     $      68
                                                                                     =========      ========

                                    Continued

                          WHITNEY AMERICAN CORPORATION
                      Statements of Cash Flows - continued
            For the Period June 18, 1987 (Inception) to May 31, 1988
                       and for the Year Ended May 31, 1989

                                                                                       1989           1988
                                                                                     ---------     ---------


Supplemental disclosure of noncash investing and financing activities:
   On October 20, 1988, the Company acquired assets and liabilities in a reverse acquisition, and on April 17, 1989, substantially all of the Company's assets were reacquired by the Company's parental affiliate (Note C).

   Common stock issued for services regarding
   organizational costs                                                             $       --    $      900
                                                                                     =========     =========
   Deferred offering costs incurred                                                 $       --    $    4,526
                                                                                     =========     =========

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

IWP was organized on May 25, 1988 for the purpose of treating and neutralizing hazardous waste from manufactures and landfills through proprietary processes and recycling of metals and other materials of value, initially through the use of mobile toxic treatment vans known as Transportable Treatment Units ("TTU's"). IWP, and later the Company, completed the construction of its initial TTU. The TTU's never became operational because of a lack of funds and because of the inability of the Company to perfect its technological processes. On April 17, 1989, the Company's parental affiliate Pacific Energy and Mining Company ("PEMC") reacquired all of the significant assets of the Company and assumed approximately $542,000 of the Company's outstanding obligations. The Company has been inactive since April 1989, and has no significant assets or liabilities.

As shown in the financial statements, as of May 31, 1989, the Company has incurred an accumulated deficit of approximately $22,900 and has no cash. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. Subsequent to February 12, 1997, the Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Organization Costs

Organization costs are amortized over five years.

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

                          WHITNEY AMERICAN CORPORATION
                    Notes to Financial Statements - continued

Note A - Summary of Significant Accounting Policies - continued

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

Note B - Stockholders' Equity

Common Stock Transactions

On June 25, 1987, the Company issued 30,000 shares of common stock for services regarding organization costs, valued at $.03 per share. These shares were issued to an officer and director of the Company.

On July 31, 1987, the Company issued 62 shares of common stock for cash, valued at $.32 per share.

On July 31, 1987, the Company issued 1,250 shares of common stock for cash, valued at $.20 per share.

On July 31, 1987, the Company issued 1,500 shares of common stock for cash, valued at $.12 per share.

On July 31, 1987, the Company issued 17,188 shares of common stock for cash, valued at $.28 per share. These shares were issued to an officer and director of the Company.

On June 30, 1988, the Company and Tri-Bradley Investments, underwriters to the Company, successfully completed a public offering for the sale of 12,500 units of the Company's common stock at $1.00 per unit. Each unit consisted of one share of $.00001 par value common stock, one Class A warrant and one Class B warrant. Each warrant was exercisable for .06 shares of common stock for a period commencing with the date of the Prospectus and terminating nine months thereafter at the respective prices of $5.00 per share (Class A warrant) and $10.00 per share (Class B warrant). The Class A and B warrants expired in December 1988. The Company received net proceeds from the offering of $462 after deducting offering expenses of $12,038.

                          WHITNEY AMERICAN CORPORATION
                    Notes to Financial Statements - continued

Note B - Stockholders' Equity - continued

Common Stock Transactions - continued

On September 30, 1988, the Company entered into an Agreement and Plan of Reorganization between the Company and Industrial Waste Processing, Inc. a Nevada corporation, which provided for the Company's acquisition of IWP, by the issuance of 200,000 shares of the Company's $.00001 par value common stock in exchange for all of the issued and outstanding common stock of IWP. For accounting purposes the acquisition was treated as a recapitalization of IWP with IWP as the acquirer (a reverse acquisition). The 200,000 shares of the Company's common stock issued to IWP shareholders were subsequently donated back by IWP's parental affiliate PEMC (150,000 shares) and by its President, Marc A Wilder (50,000 shares), and were canceled by the Company on October 21, 1988. PEMC remained the owner of 25,000 shares of the Company's common stock that it acquired and paid for in private transactions.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock

No shares of the Company's $.00001 par value preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

1988 Incentive Stock Option Plan

The Company adopted an incentive stock option plan (the "ISO Plan") for key employees on January 20, 1988. The Company has reserved a maximum of 50,000 shares to be issued upon the exercise of options which may be granted under the ISO Plan. The ISO Plan is intended to qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. Accordingly, options will be granted under the ISO Plan at exercise prices at least equal to the fair market value per share of the Company's common stock on the respective dates of grant and will be subject to the limitation provided by such law. However, options may be granted to employees who own more than 10% of the Company's outstanding common stock at an option price which is at least 110% of the fair market value of the common stock on the date the option is granted. The plan was administered by the Board of Directors. No options have been granted as of May 31, 1989. On February 14, 1997 the Company's Board of Directors terminated the ISO Plan.

                          WHITNEY AMERICAN CORPORATION
                    Notes to Financial Statements - continued

Note C - Reverse Acquisition and Discontinued Operations

On September 30, 1988 an Agreement and Plan of Reorganization between the Company and Industrial Waste Processing, Inc. provided for the issuance of 200,000 shares of the Company's $.00001 par value common stock in exchange for all of the issued and outstanding common stock of IWP. On October 20, 1988, IWP, which began business May 31, 1988, was merged into the Company and subsequently changed its name. For accounting purposes the acquisition was treated as a recapitalization of IWP with IWP as the acquirer (a reverse acquisition). The following assets and liabilities were transferred to the Company:

         Cash                                             $    26,944
         Advances to employees                                  1,500
         Advances to affiliates                                83,250
         Transportable treatment units                        126,545
         Other fixed assets                                     4,441
         Advances from parental affiliate                    (106,918)
         Series 1 zero coupon bonds                          (215,000)
                                                           ----------
         Net                                              $   (79,238)
                                                           ==========

On October 21, 1988, the Company's president and its parental affiliate PEMC donated the entire 200,000 shares of common stock issued as a result of the exchange with IWP, back to the Company without consideration. PEMC remained the owner of 25,000 shares of the Company's common stock that it acquired and paid for in private transactions.

On April 17, 1989 the Company's parental affiliate PEMC reacquired the following assets and liabilities:

         Advances to affiliates                           $   147,000
         Transportable treatment units                        214,790
         Other fixed assets                                     4,441
         Accounts payable and accrued expenses                (68,849)
         Advances from parental affiliate                    (163,059)
         Series 1 zero coupon bonds                          (280,000)
         Bank note                                            (30,000)
                                                           ----------
         Net                                              $  (175,677)
                                                           ==========

The Company incurred a net loss of $29,560 during this time period, of which, $29,345 has been reflected as discontinued operations in these financial statements.

                          WHITNEY AMERICAN CORPORATION
                    Notes to Financial Statements - continued

Note D - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses.

Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:


                                                                           May 31,
                                                                       1989        1988
                                                                    ---------    ---------
     Federal income tax benefit at statutory rate (15.0%)          $   (4,400)  $       --
     State income tax benefit net of federal tax effect                (1,200)          --
     Deferred income tax valuation allowance                            5,600           --
                                                                    ---------    ---------
                                                                   $       --   $       --
                                                                    =========    =========

The Company's deferred tax assets are as follows:
                                                                           May 31,
                                                                      1989         1988
                                                                    ---------    ---------

     Net operating loss carryforward                               $    5,600   $       --
     Valuation allowance                                               (5,600)          --
                                                                    ---------    ---------
                                                                   $       --   $       --
                                                                    =========    =========

At May 31, 1989, the Company has net operating loss carryforwards of $28,660 which may be available to offset future taxable income through 2004.

Note E - Related Party Transactions

The Company's legal counsel, of which the Secretary of the Company is the sole proprietor, was paid $2,500 during the year ended May 31, 1989.

Note F - Subsequent Events

Restructuring of Company

On February 12, 1997 the Company's shareholders approved a restructuring of the Company's authorized and outstanding capital through (1) a 1:100 reverse stock split, (2) an increase in the Company's authorized capital stock to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, (3) a change in par value to $.00001 per share for both the common and preferred stock of the Company, and (4) a change in the name of the Company from Industrial Waste

                          WHITNEY AMERICAN CORPORATION
                   Notes to Financial Statements - continued

Note F - Subsequent Events - continued

Restructuring of Company - continued

Processing, Inc. to its original name, Whitney American Corporation. The Company's shareholders also approved changes to the Company's Certificate of Incorporation limiting the liability of directors of the Company under certain circumstances. All share and per share amounts have been restated to reflect this restructuring.

1997 Stock Option Plan

The Company has adopted a stock option plan (the "CSO Plan") which allows for the issuance of options to purchase up to 2,000,000 shares of stock to employees, officers, directors and consultants of the Company. The CSO Plan is not intended to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the grantee is required to pay for the options. No options have been granted under the CSO Plan to date.

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

                                   SIGNATURES


     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: July 10, 1997

                                             WHITNEY AMERICAN CORPORATION



                                             By /S/ Stephen M. Siedow
                                             .................................
                                             Stephen M. Siedow, President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                        Title                           Date
           ----                        -----                           ----




/S/ Stephen M. Siedow
 ........................           President and Director          July 10, 1997
    Stephen M. Siedow




/S/ John D. Brasher Jr.
 ........................           Secretary                       July 10, 1997
    John D. Brasher Jr.