Form 10KSB
period 1996-05-31
WHITNEY AMERICAN CORP /CO
filed 1997-07-17
CIK 822658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended May 31, 1996                Commission File No. 33-17397-D


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

     Yes   No X

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Yes X   No

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the common stock of the registrant held by non-affiliates on May 31, 1997 was not determinable.

     At May 31, 1997, a total of 62,515 shares of common stock were outstanding.

                                     PART I

Item 1. Description of Business.

Background
     Whitney American Corporation (the "Company"), was incorporated on June 18, 1987, under the laws of the State of Delaware. The Company's initial activities were directed towards the raising of capital. Pursuant to an Agreement and Plan of Reorganization described below, Industrial Waste Processing, Inc., a Nevada corporation, was merged into the Company which subsequently changed its name to Industrial Waste Processing, Inc. In February 1997, the Company filed with the Delaware Secretary of State a Certificate of Amended and Restated Certificate of Incorporation that among other things, changed the Company's name back to Whitney American Corporation. The Company has been inactive since early 1989, and has no significant assets.

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

     On February 14, 1997, the Company's shareholders approved the 1997 Employee Stock Compensation Plan and the 1997 Stock Option Plan, as described under Item 10 below.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Background
     The Company has not had active business operations or significant revenues since April 1989, as described under Item 1 above.

Liquidity
     As of May 31, 1996, the Company has an accumulated deficit of $34,886. The Company has no assets and is completely illiquid. Management is actively seeking to make one or more acquisitions of privately held companies, properties or interests as described above, but has not yet entered into any understanding, agreement or arrangement with any person respecting such an acquisition. Whether the Company continues as a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. The independent auditors' report contains an explanatory paragraph concerning the Company's ability to continue as a going concern. The Company has no long-term liabilities but does have modest short-term liabilities. The Company pays no salaries or rent. Assets and cash available to the Company from its management and shareholders may not be sufficient for the Company to carry out its business plan. Problems relating to capital resources are more fully discussed in the paragraph below.

Results of Operations
     During the fiscal year ended May 31, 1996, the Company incurred a net loss of $1,680 as compared to a net loss of $9,480 for the year ended May 31, 1995. Expenses in fiscal 1996 and 1995 related primarily to accounting fees.


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

Item 7. Financial Statements.

     See index to financial statements at page 11. The financial statements begin following that index. No supplementary financial data is required or included.

Item 8. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.

     On May 5, 1997, the Company engaged Gelfond, Hochstadt, Pangburn & Co. as its independent auditor and business consultant.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

Item 10. Executive Compensation.

Cash Compensation
     For the fiscal year ended May 31, 1996, no executive officer received cash compensation.

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

Other Compensation.
     None.

Compensation of Directors.
     None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of May 31, 1997, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

                                         May 31, 1997
                                         ------------

 Title              Name and Address                         Amount of                Percent of
  of                 of Beneficial                       Common Stock Owned             Common
 Class                   Owner                             Beneficially            Stock Outstanding
 -----                   -----                             ------------            -----------------


Common            *Stephen M. Siedow                           23,000                   36.8%
 Stock            12373 E. Cornell Avenue
                  Aurora, Colorado 80014

 SAME             *John D. Brasher Jr.                         14,800                   23.7%
                  90 Madison Street, Suite 707
                  Denver, Colorado 80206





 SAME             Robert A. Prange                              9,938                   15.9%
                  10305 Amy Lynn Court
                  Louisville, Kentucky 40233

 SAME             CEDE & Company                                7,132                   11.4%
                  Box 222 Bowling Green Station
                  New York, New York  10274

 SAME             Robert W. Hershey                             4,000                    6.4%
                  1761 S. Niagara Way
                  Denver, Colorado 80224

                  *All directors and officers                  37,800                   60.5%

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

Item 12. Certain Relationships and Related Transactions.

     On February 12, 1997, Mr. Stephen M. Siedow, the Company's president purchased from Pacific Energy and Mining Company 23,000 shares of the Company's common stock in a private transaction for $2,500 cash.

     The Company owes its President $11,160 for past accounting services.

     The Company has no understandings with its officers or directors, or other shareholders, pursuant to which such persons have agreed to contribute capital to the Company or otherwise provide funds to the Company. The Company has no plans to issue additional securities to affiliates of the Company prior to completion of an acquisition. There are no other reportable transactions involving promoters, executive officers, or directors of the Company as required by Item 404 of Regulation S-B.

     Otherwise, there were no transactions, or series of transactions, for the fiscal year ended May 31, 1996 nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

      (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. References to the "Company" mean Whitney American Corporation.

     3.0  Certificate  of  Incorporation (incorporated by reference to
          Exhibit 3.0 to Registration  Statement No. 33-17397-D,  effective
          March 7, 1988) ......................................................*
     3.05 Certificate of Amended and Restated Certificate of
          Incorporation  of the  Company  (incorporated  by  reference to Exhibit 3.1 to Form 8-K dated February 12, 1997)..................*
     3.1  Bylaws of the Company  (incorporated  by  reference  to
          Exhibit 3.1 to Registration Statement No. 33-17397-D,
          effective March 7, 1988).............................................*

     3.2  Amendment to Bylaws of the Company (incorporated by
          reference to Exhibit 3.2 to Registration Statement
          No. 33-17397-D, effective March 7, 1988) ............................*
     3.3  Restated Bylaws of the Company (incorporated  by
          reference to Exhibit 3.2 to Form 8-K dated February 12, 1997) .......*
     4.0  Instruments Defining the Rights of Security Holders
          (all incorporated by reference to Registration  Statement
          No. 33-17397-D effective March 7, 1988)..............................*
     10.1 1988 Incentive Stock Option Plan (incorporated by
          reference to Exhibit 10.1 to Amendment  No. 2 to
          Registration Statement  No. 33-17397-D,
          effective March 7, 1988).............................................*
     10.2 1997 Stock Option Plan (incorporated by reference
          to Exhibit 10.1 to Form 8-K dated February 12, 1997).................*
     10.3 1997 Employee Stock Compensation Plan (incorporated
          by reference to Exhibit 10.2 to Form 8-K dated
          February 12, 1997)...................................................*


          * - Incorporated by reference to another registration statement, report or document.
          1 - Includes Exhibits filed as part of this Report.

     (b) Reports on Form 8-K. None.

     (c) Financial statements and supplementary data.

                          Index to Financial Statements

     Independent Auditors' Report............................................F-1

     Balance Sheet  as of May 31, 1996.......................................F-2

     Statements of Operations for the years ended
          May 31, 1996 and 1995..............................................F-3

     Statements of Shareholders' Deficit for each
          of the years in the seven-year period ended May 31, 1996...........F-4

     Statements of Cash Flows for the years ended
          May 31, 1996 and 1995..............................................F-5

     Notes to Financial Statements...........................................F-6

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Whitney American Corporation
Aurora, Colorado

We have audited the accompanying balance sheet of Whitney American Corporation as of May 31, 1996, and the related statements of operations, and cash flows for the years ended May 31, 1996 and 1995 and changes in stockholders' deficit for each of the years in the seven-year period ended May 31, 1996. These financial statements are the responsibility of the management of Whitney American Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitney American Corporation as of May 31, 1996, the results of its operations and its cash flows for the years ended May 31, 1996 and 1995, and the changes in its stockholders' deficit for each of the years in the seven-year period ended May 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's recurring losses and stockholders' deficit raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Denver, Colorado
June 3, 1997

                          WHITNEY AMERICAN CORPORATION
                                  Balance Sheet
                                  May 31, 1996



                                     ASSETS



Assets                                                                             $     None
                                                                                    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Current liabilities: (Note D)
   Due to an officer/stockholder                                                   $   11,160
                                                                                    ---------
Stockholders' deficit: (Notes B and E)
   Preferred stock; $.00001 par value; authorized -
     5,000,000 shares; issued - none                                                       --
   Common stock; $.00001 par value; authorized -
     50,000,000 shares; issued and outstanding -
     62,515 shares                                                                          1
   Additional paid-in capital                                                          23,725
   Accumulated deficit                                                                (34,886)
                                                                                    ---------
        Total stockholders' deficit                                                   (11,160)
                                                                                    ---------

                                                                                   $       --
                                                                                    =========

  The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                            Statements of Operations



                                                                                        Year ended May 31,
                                                                                    ------------------------
                                                                                       1996          1995
                                                                                    ---------      ---------


Costs and expenses:
   General and administrative, related party                                       $    1,680     $    9,480
                                                                                    ---------      ---------

Net loss                                                                           $   (1,680)    $   (9,480)
                                                                                    =========      =========

Loss per common share                                                              $     (.03)    $     (.15)
                                                                                    =========      =========

Weighted average shares outstanding                                                    62,515         62,515
                                                                                    =========      =========


  The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                 Statements of Changes in Stockholders' Deficit
                          For Each of the Years in the
                      Seven-year Period Ended May 31, 1996





                                                          Common Stock               Additional
                                                  ---------------------------          Paid-in        Accumulated
                                                    Shares           Amount            Capital          Deficit
                                                  ----------       ----------        ----------       -----------

Balances, May 31, 1989                                65,015      $         1       $    23,725      $    (22,866)

Net loss                                                                                                     (215)
                                                  ----------       ----------        ----------       -----------
Balances, May 31, 1990                                65,015                1            23,725           (23,081)

Net loss                                                                                                     (215)
                                                  ----------       ----------        ----------       -----------
Balances, May 31, 1991                                65,015                1            23,725           (23,296)

Donation of common stock                              (2,500)                                                  --

Net loss                                                                                                     (215)
                                                  ----------       ----------        ----------       -----------
Balances, May 31, 1992                                62,515                1            23,725           (23,511)

Net loss                                                                                                     (215)
                                                  ----------       ----------        ----------       -----------
Balances, May 31, 1993                                62,515                1            23,725           (23,726)

Net loss                                                                                                      --
                                                  ----------       ----------        ----------       -----------
Balances, May 31, 1994                                62,515                1            23,725           (23,726)

Net loss                                                                                                   (9,480)
                                                  ----------       ----------        ----------       -----------
Balances, May 31, 1995                                62,515                1            23,725           (33,206)

Net loss                                                                                                   (1,680)
                                                  ----------       ----------        ----------       -----------
Balances, May 31, 1996                                62,515      $         1       $    23,725      $    (34,886)
                                                  ==========       ==========        ==========       ===========

  The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                            Statements of Cash Flows




                                                                                        Year ended May 31,
                                                                                    ------------------------
                                                                                       1996          1995
                                                                                    ----------    ----------

Cash flows from operating activities:
   Net loss                                                                       $    (1,680)   $    (9,480)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Increase in amounts due to an officer
       and shareholder                                                                  1,680          9,480
                                                                                   ----------     ----------
Net cash provided by operating activities                                                  --             --
                                                                                   ----------     ----------

Cash at beginning of year                                                                  --             --
                                                                                   ----------     ----------
Cash at end of year                                                               $        --    $        --
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

As shown in the financial statements, as of May 31, 1996, the Company has incurred an accumulated deficit of approximately $34,900 and has no cash. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. Subsequent to February 12, 1997, the Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Note B - Stockholders' Deficit

Common Stock

On March 11, 1991, PEMC acquired 2,500 shares of the Company's common stock in a private transaction. These shares were subsequently donated back to the Company and canceled without consideration.

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

Note C - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses.

                          WHITNEY AMERICAN CORPORATION
                    Notes to Financial Statements - continued


Note C - Income Taxes - continued

Income taxes at federal statutory rate is reconciled to the Company's actual income taxes as follows:


                                                                          May 31,
                                                                    1996         1995
                                                                  ---------    ---------
     Federal income tax benefit at statutory rate (15.0%)        $     (250)  $   (1,400)
     State income tax benefit net of federal tax effect                 (70)        (400)
     Deferred income tax valuation allowance                            320        1,800
                                                                  ---------    ---------
                                                                 $       --   $       --
                                                                  =========    =========

The Company's deferred tax assets are as follows:
                                                                          May 31,
                                                                    1996         1995
                                                                  ---------    ---------
     Net operating loss carryforward                             $    8,100   $    7,800
     Valuation allowance                                             (8,100)      (7,800)
                                                                  ---------    ---------
                                                                 $       --   $       --
                                                                  =========    =========

At May 31, 1996, the Company has net operating loss carryforwards of $40,660 which may be available to offset future taxable income through 2011.

Note D - Related Party Transactions

The Company owes its president $11,160 for past accounting services.

Note E - Subsequent Events

Restructuring of Company

On February 12, 1997, the Company's shareholders approved a restructuring of the Company's authorized and outstanding capital through (1) a 1:100 reverse stock split, (2) an increase in the Company's authorized capital stock to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, (3) a change in par value to $.00001 per share for both the common and preferred stock of the Company, and (4) a change in the name of the Company from Industrial Waste Processing, Inc. to its original name, Whitney American Corporation. The Company's shareholders also approved changes to the Company's Certificate of Incorporation limiting the liability of directors of the Company under certain circumstances. All share and per share amounts have been restated to reflect this restructuring of the Company.

                          WHITNEY AMERICAN CORPORATION
                    Notes to Financial Statements - continued


Note E - Subsequent Events - continued

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

                                   SIGNATURES


     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

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