Form 10KSB
period 1997-05-31
WHITNEY AMERICAN CORP /CO
filed 1997-07-29
CIK 822658

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended May 31, 1997                Commission File No. 33-17397-D


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

     IWP was organized for the purpose of treating and neutralizing hazardous waste from manufacturers and landfills through proprietary processes and recycling of metals and other materials of value, initially through the use of mobile toxic treatment vans known as Transportable Treatment Units ("TTU's"). IWP, and later the Company, completed the construction of its initial TTU. The TTU's never became operational because of a lack of funds and because of the inability of the Company to perfect its technological processes. On April 17, 1989, PEMC reacquired all of the significant assets of the Company and assumed approximately $542,000 of the Company's outstanding obligations.

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

Liquidity
     As of May 31, 1997, the Company has an accumulated deficit of $92,705. The Company has no assets and is completely illiquid. Management is actively seeking to make one or more acquisitions of privately held companies, properties or interests as described above, but has not yet entered into any understanding, agreement or arrangement with any person respecting such an acquisition. Whether the Company continues as a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. The independent auditors' report contains an explanatory paragraph concerning the Company's ability to continue as a going concern. The Company has no long-term liabilities but does have significant short-term liabilities. The Company pays no salaries or rent. Assets and cash available to the Company from its management and shareholders may not be sufficient for the Company to carry out its business plan. Problems relating to capital resources are more fully discussed in the paragraph below.

Results of Operations
     During the fiscal year ended May 31, 1997, the Company incurred a net loss of $57,819 as compared to a net loss of $1,680 for the year ended May 31, 1996. Expenses in fiscal 1997 and 1996 related primarily to accounting fees, legal fees and other costs incurred with bringing the Company current in its SEC filings.

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

Item 8. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.

     On May 5, 1997, the Company engaged Gelfond Hochstadt Pangburn & Co. as its independent auditor and business consultant.

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

Item 10. Executive Compensation.

Cash Compensation
     For the fiscal year ended May 31, 1997, no executive officer received cash compensation.

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

     The Company owes its President $53,860 for accounting services and costs advanced. The Company also owes its Secretary $15,119 for legal services and costs advanced. These fees and costs advanced were incurred in bringing the Company current in its SEC filings.

     The Company has no understandings with its officers or directors, or other shareholders, pursuant to which such persons have agreed to contribute capital to the Company or otherwise provide funds to the Company. There are no other reportable transactions involving promoters, executive officers, or directors of the Company as required by Item 404 of Regulation S-B.

     Otherwise, there were no transactions, or series of transactions, for the fiscal year ended May 31, 1997 nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

     3.2  Amendment to Bylaws of the Company (incorporated by
          reference to Exhibit 3.2 to Registration Statement
          No. 33-17397-D, effective March 7, 1988) ............................*
     3.3  Restated Bylaws of the Company (incorporated  by
          reference to Exhibit 3.2 to Form 8-K dated February 12, 1997) .......*
     4.0  Specimen Stock Certificate  (incorporated
          by reference to Registration  Statement
          No. 33-17397-D effective March 7, 1988)..............................*
     10.2 1997 Stock Option Plan (incorporated by reference
          to Exhibit 10.1 to Form 8-K dated February 12, 1997).................*
     10.3 1997 Employee Stock Compensation Plan (incorporated
          by reference to Exhibit 10.2 to Form 8-K dated
          February 12, 1997)...................................................*


          * - Incorporated by reference to another registration statement, report or document.
          1 - Includes Exhibits filed as part of this Report.

     (b) Reports on Form 8-K. The Company filed a report on Form 8-K dated 2/12/97 regarding matters approved by shareholders, such as election of new management and other things.

     (c)  Financial statements and supplementary data.

                          Index to Financial Statements

     Independent Auditors' Report............................................F-1

     Balance Sheet as of May 31, 1997........................................F-2

     Statements of Operations for the years ended
          May 31, 1997 and 1996 .............................................F-3

     Statements of Changes in Stockholders' Deficit
          for the years ended May 31, 1997 and 1996..........................F-4

     Statements of Cash Flows for the years ended
          May 31, 1997 and 1996 .............................................F-5

     Notes to Financial Statements...........................................F-6

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Whitney American Corporation
Aurora, Colorado

We have audited the accompanying balance sheet of Whitney American Corporation as of May 31, 1997, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended May 31, 1997 and 1996. These financial statements are the responsibility of the management of Whitney American Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitney American Corporation as of May 31, 1997, the results of its operations and its cash flows for the years ended May 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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




Denver, Colorado
July 25, 1997

                          WHITNEY AMERICAN CORPORATION
                                  Balance Sheet
                                  May 31, 1997



                                     ASSETS


Assets                                                                             $     None
                                                                                    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities: (Note D)
   Due to officers/stockholders                                                    $   68,979
                                                                                    ---------
Stockholders' deficit: (Note B)
   Preferred stock; $.00001 par value; authorized -
     5,000,000 shares; issued - none                                                       --
   Common stock; $.00001 par value; authorized -
     50,000,000 shares; issued and outstanding -
     62,515 shares                                                                          1
   Additional paid-in capital                                                          23,725
   Accumulated deficit                                                                (92,705)
                                                                                    ---------
        Total stockholders' deficit                                                   (68,979)
                                                                                    ---------

                                                                                   $       --
                                                                                    =========

  The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                            Statements of Operations






                                                                                        Year ended May 31,
                                                                                    ------------------------
                                                                                       1997          1996
                                                                                    ---------      ---------


Costs and expenses:
   General and administrative, related party                                       $   57,819     $    1,680
                                                                                    ---------      ---------

Net loss                                                                           $  (57,819)    $   (1,680)
                                                                                    =========      =========

Loss per common share                                                              $     (.92)    $     (.03)
                                                                                    =========      =========

Weighted average shares outstanding                                                    62,515         62,515
                                                                                    =========      =========


  The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                 Statements of Changes in Stockholders' Deficit
                    For the Years Ended May 31, 1997 and 1996




                                                          Common Stock               Additional
                                                  ---------------------------          Paid-in        Accumulated
                                                    Shares           Amount            Capital          Deficit
                                                  ----------       ----------        ----------       -----------

Balances, May 31, 1995                                62,515      $         1       $    23,725      $    (33,206)

Net loss                                                                                                   (1,680)
                                                  ----------       ----------        ----------       -----------
Balances, May 31, 1996                                62,515                1            23,725           (34,886)

Net loss                                                                                                  (57,819)
                                                  ----------       ----------        ----------       -----------
Balances, May 31, 1997                                62,515      $         1       $    23,725      $    (92,705)
                                                  ==========       ==========        ==========       ===========

  The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                            Statements of Cash Flows



                                                                                        Year ended May 31,
                                                                                    ------------------------
                                                                                       1997          1996
                                                                                    ----------    ----------

Cash flows from operating activities:
   Net loss                                                                       $   (57,819)   $    (1,680)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Increase in amounts due to
     officers/stockholders                                                             57,819          1,680
                                                                                   ----------     ----------

Net cash used in operating activities                                                      --             --
                                                                                   ----------     ----------

Cash at beginning of year                                                                  --             --
                                                                                   ----------     ----------

Cash at end of year                                                               $        --    $        --
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

IWP was organized on May 25, 1988 for the purpose of treating and neutralizing hazardous waste from manufacturers and landfills through proprietary processes and recycling of metals and other materials of value, initially through the use of mobile toxic treatment vans known as Transportable Treatment Units ("TTU's"). IWP, and later the Company, was in the early stages of development having
completed  the   construction  of  its  initial  TTU.  The  TTU's  never  became operational because of a lack of funds and because of the inability of the Company to perfect its technological processes. On April 17, 1989, the Company's parental affiliate Pacific Energy and Mining Company ("PEMC") reacquired all of the significant assets of the Company and assumed approximately $542,000 of the Company's outstanding obligations. The Company has been inactive since April 1989, and has no significant assets.

As shown in the financial statements, as of May 31, 1997, the Company has incurred an accumulated deficit of approximately $92,700 and has no cash. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. Subsequent to February 12, 1997, the Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Fair Value of Financial Instruments

The fair value of the Company's payables to officers/stockholders is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

Note B - Stockholders' Deficit

Common Stock

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



Note B - Stockholders' Deficit - continued

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

Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:

                                                                          May 31,
                                                                  ----------------------
                                                                      1997       1996
                                                                  ---------    ---------
     Federal income tax benefit at statutory rate (15.%)         $   (9,200)  $     (250)
     State income tax benefit net of federal tax effect              (2,400)         (70)
     Deferred income tax valuation allowance                         11,600          320
                                                                  ---------    ---------
                                                                 $       --   $       --
                                                                  =========    =========





                          WHITNEY AMERICAN CORPORATION
                    Notes to Financial Statements - continued



Note C - Income Taxes - continued

The Company's deferred tax assets are as follows:

                                                                          May 31,
                                                                  ----------------------
                                                                      1997       1996
                                                                  ---------    ---------

     Accrued expenses                                            $   11,600
     Net operating loss carryforward                                  8,100   $    8,100
     Valuation allowance                                            (19,700)      (8,100)
                                                                  ---------    ---------
                                                                 $       --   $       --
                                                                  =========    =========

At  May  31,  1997,  the  Company  has  net  operating  loss   carryforwards  of
approximately $40,000 which may be available to offset future taxable income through 2011.

Note D - Related Party Transactions

The Company owes its President $53,860 for accounting services and costs advanced. The Company also owes its Secretary $15,119 for legal services and costs advanced. These fees and costs advanced were incurred in bringing the Company current in its SEC filings.

                                   SIGNATURES


     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: July 28, 1997

                                             WHITNEY AMERICAN CORPORATION




                                             By /S/ Stephen M. Siedow
                                             ...................................
                                             Stephen M. Siedow, President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                        Title                           Date
           ----                        -----                           ----




/S/ Stephen M. Siedow
 ........................           President and Director          July 28, 1997
    Stephen M. Siedow




/S/ John D. Brasher Jr.
 ........................           Secretary                       July 28, 1997
    John D. Brasher Jr.