Form 10QSB
period 1997-08-31
WHITNEY AMERICAN CORP /CO
filed 1997-10-07
CIK 822658

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended August 31, 1997                    Commission File No. 0-22907


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

       Yes         No   X
           -----      -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of August 31, 1997 are as follows:

        Class of Securities                                 Shares Outstanding
        -------------------                                 ------------------
  Common Stock, $.00001 par value                                 62,515

                                      INDEX

                                                                      Page of
                                                                       Report

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets as of August 31, 1997
            (Unaudited) and May 31, 1997...............................  3

            Statements of Operations (Unaudited)
            for the three months ended August 31, 1997 and 1996........  4

            Statements of Cash Flows (Unaudited)
            for the three months ended August 31, 1997 and 1996........  5

            Notes to Financial Statements (Unaudited)..................  6


Item 2.     Management's Discussion and Analysis or Plan of Operation..  8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K...........................  9


            Signatures.................................................  9

                          WHITNEY AMERICAN CORPORATION
                                 Balance Sheets


                                     ASSETS


                                                     August 31,         May 31,
                                                       1997              1997
                                                    -----------      ----------
                                                    (Unaudited)

Assets                                              $        --      $       --
                                                    ===========      ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Due to officers/stockholders                     $    95,354      $   68,979

Stockholders' deficit:
   Preferred stock; $.00001 par value; authorized -
      5,000,000 shares; issued - none                        --              --
   Common stock; $.00001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      62,515 shares                                           1               1
   Additional paid-in capital                            23,725          23,725
   Accumulated deficit                                 (119,080)        (92,705)
                                                    -----------      ----------
              Total stockholders' deficit               (95,354)        (68,979)
                                                    -----------      ----------

                                                    $        --      $       --
                                                    ===========      ==========

    The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                      Statements of Operations (Unaudited)


                                                      Three            Three
                                                   Months Ended     Months Ended
                                                    August 31,       August 31,
                                                       1997             1996
                                                   ------------     ------------

Costs and expenses:
   General and administrative, related party        $    26,375      $    2,000
                                                    -----------      ----------

Net loss                                            $   (26,375)     $    2,000
                                                    ===========      ==========

Loss per common share                               $      (.42)     $     (.03)
                                                    ===========      ==========

Weighted average shares outstanding                      62,515          62,515
                                                    ===========      ==========

    The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                      Statements of Cash Flows (Unaudited)


                                                       Three            Three
                                                   Months Ended     Months Ended
                                                     August 31,       August 31,
                                                        1997             1996
                                                   ------------     ------------

Cash flows from operating activities:
   Net loss                                        $    (26,375)    $    (2,000)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Amortization                                           --              --
      Increase in amounts due to
        officers/stockholders                            26,375           2,000
                                                   ------------     -----------

      Net cash used in operating activities                  --              --
                                                   ------------     -----------

Cash flows from investing activities:
   Organization costs                                     --              --
                                                   ------------     -----------

      Net cash used in investing activities                  --              --
                                                   ------------     -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                        --              --
                                                   ------------     -----------

      Net cash provided by financing activities              --              --
                                                   ------------     -----------

Net increase (decrease) in cash                              --              --
Cash at beginning of period                                  --              --
                                                   ------------     -----------

Cash at end of period                              $         --     $        --
                                                   ============     ===========

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

As shown in the financial statements, as of August 31, 1997, the Company has incurred an accumulated deficit of approximately $119,100 and has no cash. The Company's continuation in existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. Subsequent to February 12, 1997, the Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Fair Value of Financial Instruments

The fair value of the Company's payable due to officers/stockholders is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

                         WHITNEY AMERICAN CORPORATION
                    Notes to financial Statements (Unaudited)


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

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 1997.

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

The Company has no operations or source of revenues. The Company's business plan at this time is to acquire assets of or an interest in a small to medium-size company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues and to thereby become operational. The Company plans to acquire such assets or shares in exchange for the Company's securities. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation. The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its efforts, and any assets or interest acquired may be in any industry or location, anywhere in the world. The Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ system. Members of the Company's management, all of whom are devoting part time to the Company's affairs, will conduct the Company's search for an operating business or venture to acquire. There is no assurance that the Company will be successful in this endeavor or that any business, venture or assets acquired will be profitable.

The Company on July 30, 1997 filed a registration statement on Form 8-A with the SEC (File No. 0-22907) which automatically became effective on September 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company did not realize any cash from equity financing activities in 1997 and has no line of credit or similar credit facility available to it. However, the Company currently pays no salaries or rent, has little in the way of general or administrative overhead expenses, and has and will have no material capital commitments unless and until it is able to acquire a business or assets. The Company has little in the way of expenses, therefore, except for legal, accounting and other expenses related to filing of reports with the Securities and Exchange Commission. The Company believes that cash advances available from shareholders will be sufficient to cover its out-of-pocket expenses for at least the next twelve months.

As of August 31, 1997, the Company has incurred an accumulated deficit of approximately $119,100 and has no cash or other significant assets. As of August 31, 1997, the Company was indebted to its President, Stephen M. Siedow, for accounting services and costs advanced in the amount of $69,985, and was indebted to its Secretary and outside counsel, John D. Brasher Jr., for legal fees in the amount of $25,369.

RESULTS OF OPERATIONS

During the quarter ended August 31, 1997 (first fiscal quarter of this year), the Company had no revenues and did not engage in any active business but incurred a loss of $26,375. Expenses for this period related primarily to accounting fees, legal fees and other costs incurred with bringing the Company current in its SEC filings. The Company had no revenues but incurred a loss of $2,000 for the fiscal quarter ended August 31, 1996.


Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits.  NONE.

              (b)     Reports on Form 8-K.  NONE


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: October 1, 1997


                                                    WHITNEY AMERICAN CORPORATION



                                                    By /s/ Stephen M. Siedow
                                                    ----------------------------
                                                    Stephen M. Siedow, President