Form 10KSB/A
period 1997-05-31
WHITNEY AMERICAN CORP /CO
filed 1997-11-05
CIK 822658

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                   FORM  10-KSB/A-1

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

      This report amends the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 1997. The text of this report is set forth in its entirety, including items which have not been changed in any way. Because there is no change in the financial statements or footnotes, they are omitted from this amendment but remain a part of this report on Form 10-KSB.

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

Business of the Company

    The Company's sole business subsequent to February 12, 1997 is to seek to acquire assets of or an interest in a small to medium-size company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues. The Company plans to acquire such assets or business by exchanging therefor the Company's securities. In view of its business plan, the Company may be considered a "blank check" company. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation. The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its efforts, and any assets or interest acquired may be in any industry or location, anywhere in the world. The Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ system. Members of management (all of whom are devoting part time to the Company's affairs) plan to search for an operating business or venture which the Company can acquire, thereby becoming an operating company. There is no assurance that the Company will be successful in this endeavor. The Company has no operations or source of revenues. Unless the Company succeeds in acquiring a company or properties which provide cash flow, the Company's ability to survive is in doubt.

Exchange Act Registration

    The Company voluntarily filed with the Securities and Exchange Commission ("SEC") a registration statement on Form 8-A (file no. 0-22907) in order to register the Company's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which became effective on September 29, 1997. The Company had previously filed with the SEC certain annual, quarterly and other reports on a voluntary basis, but pursuant to that Exchange Act registration the Company now is required to file periodic reports and other information with the SEC as required by the Exchange Act. Management determined that Exchange Act registration would make the Company more desirable to businesses desiring to go public by acquiring control of the Company. In the event that the Company's reporting duties under the Exchange Act are suspended, the Company intends that it will voluntarily continue to file quarterly, annual and other reports under the Exchange Act.

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

Employees

    The Company has no employees other than its officers and no full-time employees. Its officers expect to devote as much of their time as they deem necessary to find and acquire assets or interests in one or more other businesses. It is unlikely that any officer or director will, on the average, devote more than 15 hours per week to the Company's affairs.

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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
     Matters.

Market Information

    The Company's outstanding common shares were last publicly quoted or traded during the fiscal year ended May 31, 1990. The Company's common stock is quoted "name only" (no price shown) in the over-the-counter market under symbol "WHAM" on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. There is no assurance that an active market ever will arise in the Company's shares.

Holders

    The Company's common stock is held of record by approximately 120 persons, which does not include shares held in nominee or "street" name.

Dividends

    The Company does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and its cash requirements at that time.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Background

    The Company has not had active business operations or significant revenues since April 1989, as described in detail under Item 1 above.

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


Plan of Operation

    BUSINESS. The following discussion sets forth management's plan of operation for the Company over the next twelve months from the date of this report, and thereafter, if no acquisition is made within twelve months.

    The Company is a "blank check" company which intends to seek, evaluate and (if warranted) acquire one or more properties or private companies or businesses. Such an acquisition may be made by purchase, merger, exchange of stock or otherwise, and may encompass assets or a business entity such as a corporation, partnership or joint venture. Since the Company has no capital, it is unlikely that the Company will be able to take advantage of more than one such opportunity. Management intends to seek acquisitions demonstrating the potential for long-term growth in real value.

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

    No arrangements, agreements or understandings exist between non-management shareholders and management under which the non-management shareholders may participate in or influence the management of the Company's affairs. Of non-management shareholders, Mr. Brasher has indicated that management holds his confidence and that he currently intends to vote for the sole incumbent director, Mr. Siedow, in the next election of directors.

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

    INSIDER SALES OF STOCK. No officer, director or affiliate of the Company currently has any intention of selling shares owned by them in the Company to any person in connection with any business opportunity acquired by the Company. However, no law, rule or regulation, and no bylaw or charter provision prevents any such persons from thus actively negotiating or consummating such a sale of their shares. Company shareholders will not be afforded any opportunity to review or approve any buyout of shares held by an officer, director or other affiliate, should such a buyout occur.

    USE OF CONSULTANTS. The Company has had no discussions, and has entered into no agreements or understandings, with any consultant. The Company's officers and directors have not in the past used any particular consultant(s) on a regular basis and have no plan to recommend that any particular consultant(s) be engaged by the Company on any basis. No particular criteria regarding experience, services, term of service, or the like has been considered or developed regarding the engagement of consultant(s). However, the Company currently has no plan to hire or engage consultant(s) and management believes that a desirable business opportunity can be located and acquired by management.

    ACQUISITION-RELATED COMPENSATION. It is possible that compensation in the form of common stock, options, warrants or other securities of the Company, cash or any combination thereof, may be paid to various persons in connection with an acquisition by the Company. Such persons may include officers, directors and promoters of the Company and any of their respective affiliates, finders or other persons. Any payments of cash would be made by the business acquired or persons affiliated or associated with it, since the Company has no cash. It is possible that the payment of such compensation may become a factor in any negotiations for the Company's acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of the Company's shareholders, and there is no assurance that any such conflicts will be resolved in favor of the Company's shareholders.

    STATE SECURITIES LAWS CONSIDERATIONS. Section 18 of the Securities Act of 1933, as amended in 1996, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions with respect to a "covered security." The term "covered security" is defined in Section 18 to include, among other things, transactions which are exempt from registration under the Securities Act of 1933 pursuant to Section 4(1), which exempts transactions by "any person not an issuer, underwriter or dealer," (that is, secondary resales, such as market trades) provided the issuer of the security files reports with the Commission pursuant to Section 13 or 15(d) of the Exchange Act. In other words, Section 18 defines a covered security to include market trades and other secondary transactions by shareholders in outstanding securities, even if the issuer is a "blank check" company, provided the issuer is a reporting company.

    While subparagraph (c) of Section 18 as amended preserves the authority of the states to require certain limited notice filings and to collect fees as to certain categories of covered securities (including Section 4(1) secondary transactions in the securities of reporting companies), a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered)
security." This provision prohibits state registration or qualification requirements, other than requiring certain limited notice filings, of trading in the securities of blank check companies which are SEC reporting companies. The Company will comply with any such state limited notice filings, but is currently not aware of any such filing requirements for market trading.

Item 7. Financial Statements.

    See index to financial statements at page 11. The financial statements begin following that index. No supplementary financial data is required or included.

Item 8. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.

    On May 5, 1997, the Company engaged Gelfond Hochstadt Pangburn & Co. as its independent auditors and business consultant. The Company had no independent accountant engaged at any time during either of the fiscal years ended May 31, 1996 or 1997.

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

    Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers hold office at the pleasure of the Board of Directors. The table below sets forth the name, age, position and tenure of each director and executive officer. Mr. Brasher, as Secretary, is not considered an "executive" officer.

    Name                   Age   Position Held and Tenure
    ----                   ---   ------------------------

    Stephen M. Siedow      47    President, Director from February 1997

    John D. Brasher  Jr.   45    Secretary from September 1988 until present;
                                 Director from inception until February 1997

    There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer. The directors and officers are expected to devote their time to the Company's affairs on an "as needed" basis, but are not required to make any specific portion of their time available to the Company. It is anticipated that officers and director will, on the average, devote no more more than 15 hours per week to the Company's affairs. There is no agreement or understanding in existence under which any officer or director will resign at the request of another person, and no officer or director is acting or will act on behalf of or at the direction of any other person.

Biographical Information

    Stephen M. Siedow.  Mr. Siedow is president and sole  shareholder of Stephen
M. Siedow, P.C., a professional accounting firm providing auditing, management consulting, tax services and write-up services to corporations, partnerships and individuals since 1982. Mr. Siedow specializes in public and SEC accounting and has experience in industries including mining (gold and coal), oil and gas, construction and mergers/acquisitions/liquidations. Prior to that, he was with the audit department of Ernst & Whitney, Certified Public Accountants in Denver, Colorado, for eight years. Mr. Siedow is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. He also is Chairman, CEO and President of MNS Eagle Equity Group, Inc., a non-SEC reporting Nevada corporation with a business plan similar to that of the Company.

    John D. Brasher Jr. Mr. Brasher is an attorney engaged since February 1988 in the practice of law in Denver, Colorado, as proprietor of Brasher & Company and concentrates in the fields of corporate and securities law. From February 1987 to February 1988 he practiced law as a profit-sharing partner in the firm of Pred and Miller, Denver, Colorado, concentrating in corporate and securities law. From August 1982 until February 1987, Mr. Brasher practiced corporate and securities law as an associate and later as a partner of Broadhurst, Brook, Mangham and Hardy, of Lafayette, Louisiana. Mr. Brasher received a B.A. degree in English in 1979, and in 1982 received a law degree (J.D.), both from Louisiana State University. He is admitted to practice in the States of Colorado and Louisiana and is a member of the bar of the United States Supreme Court. Mr. Brasher is Chairman, CEO and President of Cerx Entertainment Corporation, a Denver-based Nevada corporation in the development stage. He also is a director, CEO and President of Rising Sun Capital, Ltd., a non-SEC reporting Colorado corporation and a director of MNS Eagle Equity Group, Inc., a Nevada corporation, both with a business plan similar to that of the Company.

Management Experience With Previous Blank Check Companies

    Stephen M. Siedow, the President and CEO of the Company, has not been involved with any previous "blank check" offerings. John Brasher, Secretary and counsel to the Company, was instrumental in forming the Company in 1987 and formerly was its president. The Company in 1988 completed a small public offering as a "blank check" company and eventually acquired Industrial Waste Processing, Inc., a Nevada corporation, all as described in detail under Item 1 (Description of Business) above.

    Mr. Brasher also is the President and CEO of Cerx Entertainment Corporation, a Nevada corporation organized in 1989 under the name Chelsea Atwater, Inc. ("Cerx"). The business purpose of Cerx was to create subsidiary corporations which would act as "blank check" companies and then register the stock held in each subsidiary under the Securities Act of 1933 for distribution to Cerx shareholders. In 1989, Cerx filed a registration statement on Form S-18 to register the offer and sale of a minimum of 12,500 and a maximum of 50,000 units at the price of $6.00 per unit. Each unit consisted of 60 shares of common stock and 60 common stock purchase warrants, each warrant being exercisable for a period of eighteen months to purchase two (2) common shares at the price of $.15 per share. The registration never became effective, and no units or other securities were offered and sold. That offering was abandoned in 1991. Cerx is no longer a "blank check" company and is attempting to raise capital to initiate a new line of business.

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

                               As of May 31, 1997
                               ------------------


 Title      Name and Address               Amount of              Percent of
  of         of Beneficial             Common Stock Owned           Common
 Class           Owner                    Beneficially         Stock Outstanding
 -----           -----                    ------------         -----------------


Common     *Stephen M. Siedow                23,000                 36.8%
 Stock      12373 E. Cornell Avenue
            Aurora, Colorado 80014

 SAME      *John D. Brasher Jr.              14,800                 23.7%
            90 Madison Street, Suite 707
            Denver, Colorado 80206

 SAME       Robert A. Prange                  9,938                 15.9%
            10305 Amy Lynn Court
            Louisville, Kentucky 40233

 SAME       CEDE & Company                    7,132                 11.4%
            Box 222 Bowling Green Station
            New York, New York  10274

 SAME       Robert W. Hershey                 4,000                  6.4%
            1761 S. Niagara Way
            Denver, Colorado 80224

           *All directors and officers       37,800                 60.5%
            (one person)


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

    The Company owes its President $53,860 for accounting services and costs advanced. The Company also owes Mr. Brasher, the Company's Secretary and legal counsel, $15,119 for legal services and costs advanced. These fees and costs advanced were incurred in bringing the Company current in its SEC filings. The Company lacks any funds with which to pay such debts, and it is likely that such debts will either be paid in cash by the business acquired (or persons affiliated or associated with the business) or by the issuance of additional shares of the Company. In the event that the business acquired or related persons must pay such debts, the payment would be in effect a condition to be considered in the acquisition.

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

     3.0  Certificate of Incorporation (incorporated by reference to
          Exhibit 3.0 to Registration Statement No. 33-17397-D, effective
          March 7, 1988) ......................................................*
     3.05 Certificate of Amended and Restated Certificate of Incorporation
          of the Company incorporated by reference to Exhibit 3.1 to Form 8-K dated February 12, 1997) ............................................*
     3.1  Bylaws of the Company (incorporated by reference to Exhibit 3.1 to
          Registration Statement No. 33-17397-D, effective March 7, 1988) .....*
     3.2  Amendment to Bylaws of the Company (incorporated by reference to
          Exhibit 3.2 to Registration Statement No. 33-17397-D, effective
          March 7, 1988) ......................................................*
     3.3  Restated Bylaws of the Company (incorporated by reference to
          Exhibit 3.2 to Form 8-K dated February 12, 1997) ....................*
     4.0  Specimen Stock Certificate (incorporated by reference to Registration
          Statement No. 33-17397-D effective March 7, 1988) ...................*
     10.2 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to
          Form 8-K dated February 12, 1997)....................................*
     10.3 1997 Employee Stock Compensation Plan (incorporated by reference to
          Exhibit 10.2 to Form 8-K dated February 12, 1997)....................*

          * - Incorporated by reference to another registration statement, report or document.
          1 - Includes Exhibits filed as part of this Report.


    (b) Reports on Form 8-K. The Company filed a report on Form 8-K dated February 12, 1997, regarding matters approved by shareholders, such as election of new management and other things.


    (c)  Financial statements and supplementary data.

                             Index to Financial Statements

    Independent Auditors' Report............................................ F-1

    Balance Sheet as of May 31, 1997........................................ F-2

    Statements of Operations for the years ended
        May 31, 1997 and 1996 .............................................. F-3

    Statements of Shareholders' Deficit for the years ended
        May 31, 1997 and 1996............................................... F-4

    Statements of Cash Flows for the years ended May 31, 1997 and 1996 ......F-5

    Notes to Financial Statements............................................F-6

                                      SIGNATURES


      In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  November 3, 1997
                                            WHITNEY AMERICAN CORPORATION



                                            /s/ Stephen M. Siedow
                                            By..................................
                                                Stephen M. Siedow, President

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                    Title                         Date
         ----                    -----                         ----


/s/ Stephen M. Siedow
    .....................   President and Director        November 3, 1997
    Stephen M. Siedow