Form 10QSB
period 1997-11-30
WHITNEY AMERICAN CORP /CO
filed 1997-12-11
CIK 822658

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


   For Quarter Ended November 30, 1997            Commission File No. 0-22907


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

       Yes _____ No __X__


The number of shares outstanding of each of the Registrant's classes of common equity, as of November 30, 1997 are as follows:

             Class of Securities                       Shares Outstanding
       -------------------------------                 ------------------
       Common Stock, $.00001 par value                       62,515

                                      INDEX


                                                                        Page of
                                                                         Report

        PART I.   FINANCIAL INFORMATION


Item 1. Financial Statements

        Balance Sheets as of November 30, 1997 (Unaudited)
        and May 31, 1997                                                    3

        Statements  of  Operations (Unaudited) for the Six
        Months ended November 30, 1997 and 1996                             4

        Statements of Cash Flows (Unaudited) for  the  Six
        Months ended  November 30, 1997 and 1996                            5

        Notes to Financial Statements (Unaudited)                           6


Item 2. Management's Discussion and Analysis or Plan of Operation           8


        PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                    9


        Signatures                                                          9

                         WHITNEY AMERICAN CORPORATION
                                Balance Sheets


                                    ASSETS


                                                     November 30,    May 31,
                                                        1997          1997
                                                     -----------   ----------
                                                     (Unaudited)

Assets                                               $       --   $        --
                                                      =========    ==========


                    LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Due to officers/stockholders                      $  105,129   $    68,979

Stockholders' deficit:
   Preferred stock; $.00001 par value; authorized -
     5,000,000 shares; issued - none                         --            --
   Common stock; $.00001 par value; authorized -
     50,000,000 shares; issued and outstanding -
     62,515 shares                                            1             1
   Additional paid-in capital                            23,725        23,725
   Accumulated deficit                                 (128,855)      (92,705)
                                                      ---------    ----------
         Total stockholders' deficit                   (105,129)      (68,979)
                                                      ---------    ----------

                                                     $       --   $        --
                                                      =========    ==========

   The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                      Statements of Operations (Unaudited)


                                                          Six           Six
                                                     Months Ended  Months Ended
                                                     November 30,  November 30,
                                                         1997          1996
                                                     ------------  ------------

Costs and expenses:
   General and administrative, related party         $      9,775  $      3,680
                                                      -----------   -----------

Net loss                                             $     (9,775) $     (3,680)
                                                      ===========   ===========

Loss per common share                                $       (.16) $       (.06)
                                                      ===========   ===========

Weighted average shares outstanding                        62,515        62,515
                                                      ===========   ===========

   The accompanying notes are an integral part of the financial statements.

                          WHITNEY AMERICAN CORPORATION
                      Statements of Cash Flows (Unaudited)


                                                          Six           Six
                                                     Months Ended  Months Ended
                                                     November 30,  November 30,
                                                         1997          1996
                                                     ------------  ------------

Cash flows from operating activities:
  Net loss                                           $     (9,775) $     (3,680)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Amortization                                               --            --
    Increase in amounts due to
      officers/stockholders                                 9,775         3,680
                                                      -----------   -----------

      Net cash used in operating activities                    --            --
                                                      -----------   -----------

Cash flows from investing activities:
  Organization costs                                           --            --
                                                      -----------   -----------

      Net cash used in investing activities                    --            --
                                                      -----------   -----------

Cash flows from financing activities:
  Proceeds from sale of common stock                           --            --

      Net cash provided by financing activities                --            --

Net increase (decrease) in cash                                --            --
Cash at beginning of period                                    --            --
                                                      -----------   -----------

Cash at end of period                                $         --  $         --
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

As shown in the financial statements, as of November 30, 1997, the Company has incurred an accumulated deficit of approximately $128,900 and has no cash. The Company's continuation in existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. Subsequent to February 12, 1997, the Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Amendment designated Form 10-KSB/A-1 to the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 1997.

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

The Company on July 30, 1997 filed a registration statement on Form 8-A with the SEC (File No. 0-22907) which became effective as provided by law on September 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company did not realize any cash from equity financing activities in 1997 and has no line of credit or similar credit facility available to it. However, the Company currently pays no cash salaries or rent, has little in the way of general or administrative overhead expenses, and has and will have no material capital commitments unless and until it is able to acquire a business or assets. The Company has little in the way of expenses, therefore, except for legal, accounting and other expenses related to filing of reports with the Securities and Exchange Commission. The Company believes that cash advances available from shareholders will be sufficient to cover its out-of-pocket expenses for at least the next twelve months.

As of November 30, 1997, the Company has incurred an accumulated deficit of approximately $128,855 and has no cash or other significant assets. As of November 30, 1997, the Company was indebted to its President, Stephen M. Siedow, for accounting services and costs advanced in the amount of $75,510 and was indebted to its Secretary and outside counsel, John D. Brasher Jr., for legal fees in the amount of $29,619.

RESULTS OF OPERATIONS

During the quarter ended November 30, 1997 (second fiscal quarter of this year), the Company had no revenues and did not engage in any active business but incurred a loss of $9,775. Expenses for this period consisted primarily of professional fees. The Company had no revenues but incurred a loss of $3,680 for the fiscal quarter ended November 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.  NONE.

         (b)   Reports on Form 8-K.  NONE



                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: December 9, 1997

                                         WHITNEY AMERICAN CORPORATION



                                      By:/s/ Stephen M. Siedow
                                         ---------------------------
                                         Stephen M. Siedow, President