Form 10QSB
period 1998-02-28
WHITNEY AMERICAN CORP /CO
filed 1998-04-09
CIK 822658

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended February 28, 1998                  Commission File No. 0-22907


                         WHITNEY AMERICAN CORPORATION
            (Exact name of Registrant as specified in its charter)


               DELAWARE                                        84-1070022
    (State or other jurisdiction of                    (I.R.S. Empl. Ident. No.)
     incorporation or organization)


    8150 Leesburg Pike, Suite 1200
          Vienna, Virginia                                        22182
(Address of Principal Executive Offices)                        (Zip Code)


                                (703) 893-0582
             (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

               Yes        No   X

The number of shares outstanding of each of the Registrant's classes of common equity, as of February 28, 1998 are as follows:

            Class of Securities                      Shares Outstanding
      -------------------------------                ------------------
      Common Stock, $.00001 par value                      362,515

                                     INDEX


                                                                                                        Page of Report

                PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

          Balance Sheets as of February 28, 1998 (Unaudited) and May 31, 1997                                    3

          Statements of Operations (Unaudited) for the Nine Months ended February 28, 1998 and 1997              4

          Statements of Cash Flows (Unaudited) for the Nine Months ended February 28, 1998 and 1997              5

          Notes to Financial Statements (Unaudited)                                                              6

Item 2.   Management's Discussion and Analysis or Plan of Operation                                              8


                PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                       9


          Signatures                                                                                             9

                         WHITNEY AMERICAN CORPORATION
                                Balance Sheets

                                                              ASSETS


                                                                        February 28, 1998         May 31, 1997
                                                                        -----------------         ------------
                                                                           (Unaudited)

Assets                                                                  $           -----         $      -----
                                                                        =================         ============

                                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Due to officers/stockholders                                          $         105,745         $     68,979

Stockholders' deficit:
  Preferred stock; $.00001 par value; authorized -
  5,000,000 shares; issued - none                                                   -----                -----
  Common stock; $.00001 par value; authorized -
  50,000,000 shares; issued and outstanding -
  362,515 and 62,515 shares, respectively                                               4                    1
  Additional paid-in capital                                                       31,222               23,725
  Accumulated deficit                                                            (136,971)             (92,705)
                                                                        -----------------         ------------
  Total stockholders' deficit                                                    (105,745)             (68,979)
                                                                        -----------------         ------------
                                                                        $           -----         $      -----
                                                                        =================         ============

    The accompanying notes are an integral part of the financial statements.

                         WHITNEY AMERICAN CORPORATION
                     Statements of Operations (Unaudited)

                                                                              Nine                    Nine
                                                                          Months Ended             Months Ended
                                                                        February 28, 1998        February 28,1997
Costs and expenses:
  General and administrative, related party                             $          44,266        $         17,803
                                                                        -----------------        ----------------
Net loss                                                                $         (44,266)       $        (17,803)
                                                                        =================        ================

Loss per common share                                                   $            (.12)       $           (.28)
                                                                        =================        ================
Weighted average shares outstanding                                               362,515                  62,515
                                                                        =================        ================

   The accompanying notes are an integral part of the financial statements.

                         WHITNEY AMERICAN CORPORATION
                     Statements of Cash Flows (Unaudited)


                                                              Nine                    Nine
                                                           Months Ended            Months Ended
                                                        February 28, 1998       February 28, 1997
                                                        -----------------       -----------------

Cash flows from operating activities:
  Net loss                                              $         (44,266)      $         (17,803)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Amortization                                                      -----                   -----
  Common stock issued for services
  and costs advanced                                                7,500                   -----
 Increase in amounts due to
   officers/stockholders                                           36,766                  17,803
                                                        -----------------       -----------------
      Net cash used in operating activities                         -----                   -----
                                                        -----------------       -----------------
Cash flows from investing activities:
Organization costs                                                  -----                   -----
                                                        -----------------       -----------------
      Net cash used in investing activities                         -----                   -----
                                                        -----------------       -----------------

Cash flows from financing activities:
Proceeds from sale of common stock                                  -----                   -----

     Net cash provided by financing activities                      -----                   -----

Net increase (decrease) in cash                                     -----                   -----

Cash at beginning of period                                         -----                   -----
                                                        -----------------       -----------------
Cash at end of period                                   $           -----       $           -----
                                                        =================       =================

Supplemental disclosure of noncash investing and
financing activities:
Common stock issued for services and costs advanced     $           7,500       $           -----
                                                        =================       =================

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

As shown in the financial statements, as of February 28, 1998, the Company has incurred an accumulated deficit of approximately $137,000 and has no cash. The Company's continuation in existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. Subsequent to February 12, 1997, the Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Note B - Stockholders' Deficit

On February 24, 1998, the Company issued 300,000 shares of common stock for services and costs advanced, valued at $0.25 per share or $7,500, under the Company's Employee Stock Option Plan("ESO"Plan). These shares were issued to the officers and sole director of the Company.

Note C-Subsequent Events.

Subsequent to the February 28th fiscal quarter end, the Company entered into and consummated the following Stock Exchange Agreements dated March 6th, 1998, among the Company and Kemron Environmental Services, Inc, a New York corporation, and its shareholders; Coastline International, Inc, a Delaware corporation, and its shareholders; New Horizons, Inc, a Delaware corporation, and its shareholders; and Exeter Group, Inc, a Florida corporation, and its shareholders. Pursuant to those agreements the Company, effective March 10, 1998, acquired such corporations in a stock-for-stock exchange with the shareholders of the corporations, by issuing an aggregate of 8,000,000 common shares. After giving effect to the acquisitions, the Company had 8,362,515 common shares issued and outstanding.

In connection with the Exchange, the Company underwent a change of control by virtue of changes in share ownership and changes in its management and board of directors.

The Company granted common stock options under its 1997 Employee Stock Option ("ESO" Plan) covering an aggregate of 1,350,000 common shares at an exercise price of $0.25 per share on March 10, 1998.

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

Effective March 10, 1998, the Company completed the acquisitions of four other corporations, as discussed in the footnotes to the interim financial statements included as part of this report. Such acquisitions and the resulting change of control are discussed in detail in the Company's report on Form 8-K dated March 10, 1998, on file with the Securities and Exchange Commission.

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

As of February 28, 1998, the Company has incurred an accumulated deficit of approximately $137,000 and has no cash or other significant assets. As of February 28, 1998, the Company was indebted to its President, Stephen M. Siedow, for accounting services and costs advanced in the amount of $74,876, and was indebted to its Secretary and outside counsel, John D. Brasher Jr., for legal fees in the amount of $30,869.

RESULTS OF OPERATIONS

During the quarter ended February 28, 1998 (third fiscal quarter of this year), the Company had no revenues and did not engage in any active business but incurred a loss of $8,116. Expenses for this period consisted primarily of professional fees. The Company had no revenues but incurred a loss of $17,803 for the fiscal quarter ended February 28, 1997. Expenses for this period related primarily to accounting fees, legal fees and other costs incurred with filing S-8's on the Company's 1997 Employee Stock Compensation Plan and 1997 Stock Option Plan ("ESO" Plan).

Effective March 10, 1998, the Company completed the acquisitions of four other corporations, as discussed in the footnotes to the interim financial statements included as part of this report. Such acquisitions and the resulting change of control are discussed in detail in the Company's report on Form 8-K dated March 10, 1998, on file with the Securities and Exchange Commission.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.  NONE.

     (b)  Reports on Form 8-K.  NONE


SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED : April 9, 1998


                              WHITNEY AMERICAN CORPORATION



                              By
                                ------------------------------------------------
                                    Juan J. Gutierrez, Chairman of the Board