Form 10KSB
period 1998-05-31
WHITNEY AMERICAN CORP /CO
filed 1999-09-14
CIK 822658

                                  FORM 10-KSB

                  Annual report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                    For the fiscal year ended: May 31, 1998

                         WHITNEY AMERICAN CORPORATION
              (Exact name of registrant as specified in charter)

                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)

              0-22907                                  84-1070022
       (Commission File Number)          (I.R.S. Employer Identification Number)

            8150 Leesburg Pike, Suite 1200, Vienna, Virginia  22182
                   (Address of Principal Executive Offices)

                                (703) 893-0582
             (Registrant's telephone number, including area code)


     Securities registered under Section 12(b) of the Exchange Act: NONE

        Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $.00001 PAR VALUE


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ________        No   X
                            -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenue for its most recent fiscal year.  $ 10,771,227
                                                           ------------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, was not determinable.

At May 31, 1998, a total of 4,211,020 shares of common stock were outstanding.

                                    PART I

Item 1.  Description of Business.

DEVELOPMENT OF THE BUSINESS

Whitney American Corporation (the "Company"), is a holding company which, through its wholly-owned operating subsidiary, Kemron Environmental Services, Inc., provides environmental investigation and engineering services; environmental assessments; consulting and site remediation services; and environmental testing and analytical services.

The Company was incorporated on June 18, 1987, under the laws of the State of Delaware. The Company's initial activities were directed towards the raising of capital. Pursuant to an Agreement and Plan of Reorganization, Industrial Waste Processing, Inc., a Nevada corporation ("IWP"), was merged with and into the Company on October 20, 1988 and subsequently changed its name to Industrial Waste Processing, Inc. On April 17, 1989, the Company's parental affiliate Pacific Energy and Mining Company ("PEMC") reacquired all of the Company's outstanding obligations. The Company had been inactive from April 1989 through February 1998 with no significant assets. In February 1997, the Company filed with the Delaware Secretary of State a Certificate of Amended and Restated Certificate of Incorporation that, among other things, changed the Company's name back to Whitney American Corporation.

In keeping with the Company's strategic business plan, the Company, on March 10, 1998, acquired Kemron Environmental Services, Inc.(Kemron). Kemron was acquired through a tax-free stock exchange agreement. Kemron merged with and into the Company, effectively changing the state of domicile of the Company as a result of Kemron being the surviving corporation. Upon consummation of the Stock Exchange Agreement, the stockholders of Kemron became the owners in the aggregate of approximately 86% of the outstanding common stock of the Company. Pursuant to the Stock Exchange Agreement, an additional 3,500,000 shares of common stock, $.00001 par value, of the Company were issued in exchange for the existing common stock of Kemron. The transaction was treated as a reverse acquisition, recorded at historical cost under the purchase method. Therefore, the results of operations and other historical information of Kemron presented in this report are those of the Company.

Concurrent with the reverse acquisition with and into Whitney, the Company entered into a Stock Exchange Agreement with three additional entities: Exeter Group, Inc. ("Exeter"), Coastline International, Inc. ("Coastline"), and New Horizons, Inc. ("New Horizons"). As a result of management differences and the Company's lack of management control over these entities, the Company entered into separate rescission agreements on October 19, 1998, April 26, 1998 and May 12, 1998, respectively, which collectively address the Company and Exeter, Coastline and New Horizons agreements that involved the return of the respective shares originally issued by the Company in connection with the failed mergers. However, under terms of the settlement agreements, the Company was successful in recovering all but 190,973 shares of common stock and stock options for 135,532 shares of common stock, originally issued in connection with the failed mergers.

BUSINESS OPERATIONS

The Company, through its wholly-owned subsidiary, provides a wide range of environmental consulting and analytical services to the public and private sectors.

Consulting and Engineering Services Group
-----------------------------------------

The Company, through its operating subsidiary, provides services under three separate regional consulting offices located in Atlanta, Georgia; Marietta, Ohio; and Vienna, Virginia. Environmental consulting services are performed for a wide variety of governmental and private-sector clients, predominantly in the areas of water pollution control, and investigation and remediation of soils and ground waters that have been contaminated with hazardous or non-hazardous contaminants. The consulting activities involve providing expert scientific, engineering, and regulatory policy analyses to clients that are regulated directly under various federal, state, and local environmental laws and regulations. The remediation services involve providing design, fabrication, installation and operations and maintenance of technologies to reduce the levels of contamination in soils and ground waters.

Each regional office is responsible for the project management and ultimate profitability of its operation. Contracts are competitively bid and are on a fixed price, time and materials, and cost reimbursable basis. The length of most contracts is less than one year; however, larger remediation and operation and maintenance contracts may extend to two or three years for completion.

The consulting services group provides investigations and pre-acquisition audits of environmentally contaminated waste sites such as disposal units, manufacturing facilities, abandoned sites, and military bases covered under RCRA and CERCLA regulations. The related activities performed for investigations include sampling and analysis of sediment for contamination; test borings to evaluate geological conditions; installation, development, and sampling of groundwater monitoring wells. Site investigations and assessments ascertain whether contamination exists and, if so, the consulting services will propose the most cost effective solutions to mitigate this contamination.

The consulting services group has considerable experience in designing remedial action plans that eliminate or reduce the release of hazardous contaminants into the environment. Remedial alternatives are analyzed for effective solutions while remaining cost effective. The consulting service's various alternatives proven through successful site work include in-situ treatment, soil aeration and bioremediation, groundwater air sparging, and soil vapor extraction. These alternatives can provide cost-effective and environmentally-sound solutions to contamination problems without the need to take more extensive efforts of excavation, pumping, and off-site disposal.

One of the principal consulting services provided is underground storage tank
(UST) testing, removal, investigation and remediation. Contracts under which the Company's operating subsidiary are currently performing include Fortune 100 companies and the State of Georgia under the state-funded Georgia UST Management Program.

Other services provided through the Company's operating subsidiary include asbestos services such as asbestos surveys, abatement design and abatement monitoring programs. Additional services include; lead based paint assessments, monitoring, and remediation; wetland delineation and mapping, permitting, functional value assessment, and mitigation/restoration; and ecological investigations concerning the effects of effluents and land-disturbing activities on aquatic biota.

Analytical Services
-------------------

The Company operates a comprehensive environmental laboratory equipped with fully-automated, state-of-the-art instrumentation. The laboratory, located in Marietta, Ohio, performs services under unit based pricing which can be contracted for individual job orders or master service agreements. The longer duration projects are typically in support of an operation and maintenance phase of contaminated sites that require monitoring of cleanup levels through all stages of remediation.

Sample analysis conducted at the laboratory includes soil, water, biological samples, sludge and waste. The Company's laboratory operation has experience in most standard methods for sample testing as defined through EPA, NIOSH, ASTM, and APHA. The services also extend to providing consultation and recommendations in the design phase of any sampling project.


SUPPLIERS AND CUSTOMERS

The operating subsidiary purchases equipment and supplies for the laboratory operation and consulting services. The laboratory operation engages in the most significant volume of purchase activity with vendors and suppliers. Supplies for the laboratory include kits for water/soil sample shipment, glassware, gases such as Argon and Nitrogen, solvents such as deionized water, and general office supplies. Although the laboratory has maintained ongoing relations with various suppliers, there are no dependencies with any individual vendors. Pricing is reevaluated on a periodic basis and almost all supplies can be obtained through other suppliers at competitive prices.

The consulting services has teaming agreements with various subcontractors based on the type of project work, qualifications and location of subcontractor, and competitiveness of pricing. The relationship with outside consulting companies is based solely on the project work and as projects turnover, so will the consulting service's subcontractor support. There are no contractual arrangements with subcontractors for which the Company's operating subsidiary has long-term commitments.

The customers of the laboratory and consulting services include both private sector clients and government or publicly funded entities. In fiscal 1998, the Company estimates that approximately 65% of its operating subsidiary's revenues were derived from private sector clients and 35% from government contracts.

The primary clients that represent over 50% of the Company's operating subsidiary's sales include Union Carbide Corporation, Columbia Gas, State of Georgia, U.S. Air Force, and the U.S. Army Corp of Engineers.


LICENSES

The Company, through its operating subsidiary, is licensed and/or certified in all jurisdictions where required in order to conduct its operations. In addition, certain management and staff members are licensed and/or certified by various governmental agencies as professional engineers, professional geologist, subsurface evaluators, hazardous materials manager, remedial site manager, asbestos supervisors, and asbestos inspectors.


INSURANCE

The Company's operating subsidiary maintains liability insurance for claims arising from job performance for both consulting and analytical services. The policy, which provides a $1.0 million limit per claim and $2.0 million in the aggregate, insures against both property damage and bodily injury arising from contracting activities of the operating subsidiary. The policy is written on an "occurrence" basis which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits of up to $7.0 million are available for individual projects. The operating subsidiary also provides worker's compensation insurance, at statutory limits, which covers the employees of the Company's operating subsidiary engaged in laboratory and field service activities.

Certain contracts of the Company's operating subsidiary require performance and payment bonds for which bonding programs are maintained to satisfy these requirements.


COMPETITIVE CONDITIONS

The environmental industry is highly competitive and includes both small firms and large diversified firms, which have the financial, technical and marketing capabilities to compete on a national level. The industry is comprised of dozens of large firms and several hundred small firms. The small firms tend to be more regionalized and concentrated to certain geographical locations. Much of the work awarded to the Company's operating subsidiary is the result of competitive pricing, its reputation for quality, and work performance history.


REGULATORY MATTERS

There are relatively few federal, state or local regulations that are directly applicable to the Company's operating subsidiary. In general, the consulting services group provides technical advice to clients who are directly affected by federal, state and local regulations. These services do, however, include conducting investigations and preparing reports according to federal and state guidance documents that have been developed under numerous federal and state regulatory programs. The analytical services group must conduct sample analyses based on certain regulatory standards and methods as directed through client specifications. It is, therefore, imperative that the Company's operating subsidiary keep abreast of changes under regulatory programs as well as new promulgations.

In the course of conducting investigations of hazardous waste sites, the consulting services group must comply with various federal and state regulations regarding the shipping of hazardous materials and the disposition of potentially hazardous investigation-derived wastes. The shipping of hazardous materials (generally soil and water samples from waste sites under investigation) is governed by the Hazardous Materials Transportation Act of 1974 (HMTA), which establishes rules for the packaging, marking, labeling, and acceptable condition of hazardous materials offered for intrastate or interstate transportation, and the Hazardous Materials Transportation Uniform Safety Act of 1990, which amended HMTA with regard to, among other things, highway routing, shipping papers, and training requirements. Disposition of investigation-derived wastes may be regulated under either the Toxic Substances Control Act (TSCA) if the wastes contain polychlorinated biphenyls (PCBs), or the Resource Conservation and Recovery Act (RCRA) if the wastes contain other hazardous materials.

Site remediation involves the actual handling of contaminated materials, and so the consulting services group's remediation activities are subject to numerous federal, state and local environmental regulations. The regulations most often applied to remediation sites are federal regulations promulgated under RCRA, TSCA, the Clean Air Act (CAA), and the Clean Water Act (CWA), or the state-designated counterparts to those federal regulations. In general, remediation technologies must be permitted under one or more of these laws.

All site investigation and remediation activities are governed by Occupational Safety and Health Administration (OSHA) requirements. These regulations set forth requirements for engineering and administrative controls, work area practices, proper supervision, training, medical surveillance, and decontamination practices for worker and off-site protection.

The Company believes it is in compliance with all of the federal, state and local statutes and regulations which affect its consulting and remediation businesses.


EMPLOYEES

Through the acquisition of the operating subsidiary Kemron Environmental Services, Inc., the Company now has 125 full-time employees, located at the Vienna, Virginia, Marietta, Ohio, and Atlanta, Georgia offices. This consists of senior management, professional staff, scientists, chemists, field technicians, and staff employees within the consulting services offices, the laboratory, and the headquarters facility. The staff employees include accounting, administrative, sales and clerical personnel.

Exchange Act Registration

The company voluntarily filed with the Securities and Exchange Commission ("SEC") a registration statement on Form 8-A (file no. 0-22907) in order to register the Company's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which became effective on September 29, 1997. The Company had previously filed with the SEC certain annual, quarterly and other reports on a voluntary basis, but pursuant to that Exchange Act registration, the Company now is required to file periodic reports and other information with the SEC as required by the Exchange Act.

Item 2.  Description of Property

As of May 31, 1998, the Company, through its operating subsidiary, leases four facilities and does not own any real estate. The headquarters office is combined with consulting office space in Vienna, VA (8500 square feet), a portion of which is subleased to another tenant (2900 square feet). The laboratory facility located in Marietta, OH represents the largest portion of leased space (18,000 square feet). Other consulting offices are located in Atlanta, GA (7500 square feet) and Marietta, OH (2000 square feet and separate from laboratory facility).

Production equipment of the laboratory includes analytical instruments such as gas chromatographs, high pressure liquid chromatographs, autosamplers, atomic absorption spectrophotometers, and inductively coupled plasma instruments. A significant level of investment in the laboratory has taken place to secure current technology and enhance computerization in the analytical processes. The more recent acquisitions of laboratory equipment have been transacted under equipment lease arrangements. Over 70% of the equipment is less than three years old.

The consulting offices are equipped with field vehicles, sampling devices, and equipment for remediation processes such as air sparging and soil vapor extraction.

Item 3.  Legal Proceedings

The Company has two separate lawsuits pending that involve employment practices. The outcome of these lawsuits are currently unknown; however, management believes it will prevail in its defense, and resolution of the matters will not have an adverse effect on the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None


                                    PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

Market Information

The Company's outstanding common shares were traded in small volumes during this reporting period. The more recent trades have ranged in value from $5.00 to $6.00 per share. The Company's common stock is quoted "name only" in the over-the-counter market under the symbol "WHAM" on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. Although some trading activity has occurred over the past reporting year, there is no assurance that an active market ever will arise in the Company's shares.

                                                 FISCAL 1998
                                             HIGH           LOW
                                             ----           ----
     First Quarter                            n/a           n/a
     Second Quarter                           n/a           n/a
     Third Quarter                            n/a           n/a
     Fourth Quarter                          6.00           5.00

n/a - there were no trades occurring prior to March 16, 1998 as the Company had remained dormant until the merger agreement with Kemron Environmental Services, Inc.

Holders

The Company's common stock is held of record by approximately 147 persons, which does not include shares held in nominee or "street" name.

Dividends

The Company does not expect to pay cash dividends on its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

Item 6.  Financial Statements.

The following table reflects selected consolidated financial data for the Company for the two fiscal years ended May 31, 1998 and 1997.

---------------------------------------------------------------------------------------------------------
                                                                            For the Years Ending May 31,
---------------------------------------------------------------------------------------------------------
OPERATING DATA                                                                 1998                1997
---------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
---------------------------------------------------------------------------------------------------------
Contract revenues                                                            $10,771              $10,041
---------------------------------------------------------------------------------------------------------
Gross profit                                                                   2,792                2,447
---------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                    587                 (446)
---------------------------------------------------------------------------------------------------------
Other income (expense)                                                          (475)                (234)
---------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                         112                 (680)
---------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                                         -                 (617)
---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                112               (1,297)
---------------------------------------------------------------------------------------------------------
Net income (loss)                                                                112               (1,388)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
---------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations
     Per common share:
---------------------------------------------------------------------------------------------------------
     Basic                                                                      0.03                 (.19)
---------------------------------------------------------------------------------------------------------
     Diluted                                                                    0.03                 (.19)
---------------------------------------------------------------------------------------------------------
Net income (loss) per common share:
---------------------------------------------------------------------------------------------------------
     Basic                                                                      0.03                 (.40)
---------------------------------------------------------------------------------------------------------
     Diluted                                                                    0.03                 (.40)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding
---------------------------------------------------------------------------------------------------------
      Basic                                                                    3,541                3,500
---------------------------------------------------------------------------------------------------------
      Diluted                                                                  3,646                3,500
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
---------------------------------------------------------------------------------------------------------
Working capital                                                              $   200              $    77
---------------------------------------------------------------------------------------------------------
Total assets                                                                   4,291                4,411
---------------------------------------------------------------------------------------------------------
Long-term obligations                                                            287                  309
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       816                  661
---------------------------------------------------------------------------------------------------------


Item 7.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward Looking Statements

This report contains forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", plan and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims will depend in the near future principally on the successful completion of its acquisition of operations as discussed below.

     Financial Condition of the Company at May 31, 1998 vs May 31, 1997

As stated above, except for a brief interlude in 1988, Whitney American (the Company) did not have any business operations or income since 1989, until it acquired Kemron as noted above. Therefore, the acquisition of Kemron made Kemron the surviving company. Consequently, most of the financial information and data presented herein is the financial information and data pertaining to Kemron Environmental Services, Inc., the wholly-owned subsidiary of the Company.

The financial condition of the Company improved considerably at the end of the current fiscal year compared to its condition at the end of the last fiscal year. Total stockholders equity increased from $660,682 to $815,806. Although total assets decreased from $4.4 million to $4.3 million, total liabilities also decreased from $3.8 million to $3.5 million. The Company also experienced an improvement in its current ratio by posting $3.4 million in current assets and $3.2 million in current liabilities for a current ratio of 1.06, compared to the fiscal 1997 year end position of $3.6 million in current assets and $3.5 million in current liabilities for a current ratio of 1.02. The Company also reduced its long term debt from $308,873 to $287,447. These changes in financial condition also improved the Company's credit position with its senior lender.

     Result from Operations at May 31, 1998 vs May 31, 1997

The Company made a significant turnaround during the fiscal year ending May 31, 1998 resulting in an improved financial condition. Although gross revenue, before discontinued operations, only increased by $730,010 or 7.27% from the previous year (1997), income from operations increased from a loss of ($445,599) to a gain of $586,859; a gain well over 100%. Net income, after tax consideration, improved from a loss of ($1,388,553) in the last fiscal year to a gain of $112,401. Income per share increased from a loss of $0.40 per share in Fiscal 1997 to a gain of $.03 per share for the current year.

The Company's performance during the current fiscal year was very positive, particularly when compared to the performance of the previous year. The turnaround was accomplished by several actions taken by management including, but not limited to the following:

     (1) Closing and discontinuing the Kemron Construction Company, a wholly owned subsidiary. The construction company was responsible for $448,559 of the $1.7 million before tax benefit loss posted by Kemron at the end of its last fiscal year ending May 31, 1997. The construction company undertook a fixed-priced contract whose costs far exceeded its value, resulting in a large operating loss on the project.

     (2) Closing and discontinuing the Cincinnati Office which contributed an additional $168,754 of losses. The Cincinnati office was engaged principally in NEPA related work such as cultural resources studies, which is traditionally a low margin market and plagued by competition from low overhead operators working as independents. The office experienced great difficulty in maintaining profitability. Kemron decided to exit this market and close the office. All losses and shutdown expenses associated with these two units were recognized and accrued at the end of the May 31, 1997 fiscal year, allowing Kemron to move forward without the company being dragged down with trailing costs. This action also focused Kemron on its three principal and interrelated service lines:
Environmental Engineering and Consulting, Environmental Remediation and Environmental Analytical Services.

     (3) Significantly reducing overhead and general administrative expenses. The position of Executive Vice-President/COO was eliminated during the first quarter of the fiscal year and senior management salaries, frozen since Fiscal 1996, were further reduced by 10% in January 1997. The 10% reduction was reinstated in October of 1997.

     (4) Reduction of expenses was accomplished by renegotiating insurance coverage and premiums and the relocation of corporate headquarters to lesser space. Additionally, the Chairman/CEO contributed his salary as capital throughout the fiscal year.

The turnaround was accomplished by focusing on the primary services offered by the Company, while still devoting attention and resources to the diversification strategy. Significant achievements during this period included:

     (1) Competing for and being awarded a significant multi-year contract by the Kansas City District Office of the U.S. Army Corp of Engineers;

     (2) Winning the re-competition for the Georgia Underground Storage Tank Program (GUST) contract awarded by the Georgia Department of Environmental Protection.

     (3) Continuing to augment commercial backlog ensuring year end profitability.

Another significant factor that impacted the turnaround was the resurgence of the environmental testing market thereby contributing to the profitability of
the laboratory operation.    After experiencing excessive discounting during the
last two years, pricing began to stabilize during last two quarters of this fiscal year and continues to inch upwards. The laboratory's current proposal and contract backlog continues to show slow but steady growth, prompting management to project a 10% growth in revenue for the fiscal year ending May 31, 1999.

     Results of Diversification Strategy

The Company, with the acquisition made in the last quarter of the fiscal year, attempted to begin implementing its long term strategy of identifying viable companies for acquisition. The acquisition of Kemron provided the Company with a very reputable company in the environmental market to serve as a platform for its diversification strategy.

In addition, the Company has launched a new initiative by creating an Emerging Technologies Division within Kemron. The mission of the new initiative is to identify companies with new, innovative and emerging technologies and to assist those companies to meet and/or comply with regulatory requirements which the technologies may require and to also consult, advise and assist those companies with the commercialization of the technologies. The Company is working with three companies representing technologies in sludge reduction, waste odor control and water purification and is under discussion with several other companies with similar or related technologies. The Company hopes to be able to provide services using these technologies.

     Discussion of Material Items

     (i) Short term and long term liquidity

The Company's short and long term liquidity continues to improve with each month of profitability by Kemron. Kemron's senior lender, during the second quarter of the fiscal year ending May 31, 1998, renewed Kemron's working line of credit at full funding through December 1998 and has recently finalized a new line of credit with the completion of the audited financial statement for the fiscal year ending May 31, 1998. Without lending for a line of credit, the Company would be adversely affected.

     (ii) Internal and external sources of liquidity

The only internal sources of liquidity available to the Company are the earnings of it principal operating subsidiary, Kemron. External resources may become available depending on the success of the effort to raise equity capital. The Company cannot make any predictions as to the success of this effort.

     (iii)  Material Commitments for Capital Expenditures and Expected Sources

The Company does not require any significant investment, from either internal or external sources, to continue the present, but without expansion, operation of its principal subsidiary, Kemron. Kemron will require normal day to day capital resources, principally to upgrade the local area networks in its consulting operations from Novell to Windows NT and to replace some of its field vehicles. The Kemron laboratory will require approximately $150,000 in new lab instrumentation and an additional $50,000 to enhance the Laboratory Information Management System (LIMS) of the laboratory, which would assist the laboratory to become more competitive, efficient, and more profitable. All of these capital requirements can be met through leasing arrangements currently in place or that can be put into place.

     (iv)  Known Trends, Events, or Uncertainties

The Company is currently at a disposition for continuing any efforts to raise equity or pursue further mergers and acquisitions. The lack of financial resources, whether in the form of working capital or marketable stock, have severely hindered the efforts and ability to pursue the business plans initially linked to the Company's merger with Kemron Environmental Services. In the absence of such resources, the Company is considering various options going forward, one of which involves unwinding the subsidiary back out of the Company. This would return the Company to its non-operating status and re-establish the Company goals to pursue other business ventures. No reasonable projection can be made as of the filing date for the possibility of this divestiture.

The only known trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenue or income from continuing operations is the very positive rebound which the environmental industry, as a whole, seems to be experiencing. After four to five volatile years experiencing considerable shutdowns, bankruptcies, mega mergers and acquisitions, the industry seems to be stabilizing. This is particularly true in the environmental testing segment of the market.

     (v) Significant elements of income or loss that do not arise from the Company's operations.

As reported above the Company's principal operating subsidiary, Kemron, during the fiscal period ending on May 31, 1997, discontinued two operating units which contributed significantly to the loss posted by Kemron in that fiscal year.

Certain expenses were incurred in connection with the failure of the merger agreements with the three subsidiaries: New Horizons, Inc., Coastline International, Inc., and Exeter Group. Specific advances were provided in anticipation of the business plans for these subsidiaries that were intended to launch these operations and to establish the necessary partnering arrangements to initiate the business plan. As a result of the subsequent rescission agreements, the advances along with unrecovered shares of common stock that were exchanged pursuant to the original merger agreements, a loss provision has been recognized for the year ending May 31, 1998.

     (vi) Causes for Material Changes

There are no causes nor material changes in one or more line items of the Company's financial statements between the periods ending May 31, 1997 and May 31, 1998.

     (vii) Seasonal Aspects

The environmental market as a whole may be subject to seasonal factors, particularly harsh winters. Prolonged periods of cold temperatures impact the ability to conduct field activities which then may reverberate throughout the industry. While the engineering and consulting activities may be somewhat affected, Kemron's laboratory operation is very susceptible to this factor. Testing laboratories are volume sensitive operations with a substantial fixed operating cost. Strategic marketing of clients located in geographic areas with warm weather and careful planning are a prerequisite for profitable winter months.

Kemron's laboratory operation experienced a very positive 1998 winter, unlike the harsh winter of 1997, which resulted in a much improved fiscal 1998 performance by the laboratory.


YEAR 2000

The company is in process of upgrading its computer applications to ensure functionality with respect to the Year 2000. The Year 2000 issue affects most corporations and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information relating to the Year 2000 and beyond. The Company believes it is pursuing appropriate courses of action to identify and address Year 2000 readiness.

The principal operating functions that are dependent on information systems have been identified, primarily the accounting system and operating systems that support the laboratory instruments. Most of the related information systems have already been converted and tested for Year 2000 compliance. Any remaining Year 2000 initiatives are scheduled to be complete by mid-year 1999.

The Company is giving consideration to the status of compliance by third party suppliers. Failure by third party suppliers to become Year 2000 compliant could impact the Company's ability to obtain products or services as scheduled, which could potentially result in delays in meeting clients orders. The Company has undertaken initiatives to review the Year 2000 readiness of clients which are material to the Company's business. Failure by material customers to become Year 2000 compliant could result in the company's inability to obtain or perform work on a timely basis for such customers, leading to delays in receipt of revenue.

A formal contingency plan will not be formulated unless the Company identifies specific areas where there is substantial risk of Year 2000 problems occurring, and no such areas have been identified as of this date.


Item 8. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.

On June 23, 1998, the Company engaged Reznick Fedder & Silverman P.C. to replace Gelfond Hochstadt Pangburn & Co. as its independent auditors. This change was necessary because of logistical reasons with the Company's headquarters relocating to Vienna, VA.

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act.

Identification of Directors and Executive Officers

Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified.
Officers hold office at the pleasure of the Board of Directors. The table below sets forth the name, age, position and tenure of each director and executive officer. Mr. Heishman, as secretary is not considered "executive" officers.
All Directors have tenures effective since March 10, 1998 when each individual assumed office following the Stock Exchange Agreement.

                            Year
                           First
     Name                 Elected  Position Held and Tenure
     ----                 -------  ------------------------
     Juan J. Gutierrez       1998  Chairman, Chief Executive Officer, Director

     John M. Dwyer           1998  Vice President, Director

     Dave Vandenberg         1998    Vice President, Director

     John S. Heishman        1998    Secretary/Treasurer, Director

Biographical Information

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including the principal occupation and employment during that period.

JUAN J. GUTIERREZ, 56, is Chairman and CEO of the Company. He has been Chairman and CEO of Kemron Environmental Services, Inc. since 1983, when he purchased Kemron. He is also Chairman and CEO of InterAmerica Technologies, Inc., a software development and systems integration company which he founded in 1971. Both companies have enjoyed rankings on the list of the 500 largest Hispanic-owned businesses compiled by Hispanic Business magazine. Mr. Gutierrez has received numerous achievements and community awards, including being selected by the U.S. Hispanic Chamber of Commerce as the 1984 Hispanic Businessman of the Year, and receiving the 1994 Small Business Administration's Lifetime Minority Business Achievement Award. He is a graduate of Pan American University at Edinberg, Texas.

JOHN M. DWYER, 38, is a Director of the Company and a Vice President of Kemron. Mr. Dwyer is responsible for the management and administration of Kemron's Consulting and Engineering Division, including profit and loss performance, as well as Kemron's marketing and business development. He has been with Kemron for over 18 years and brings a wealth of experience and expertise in the development, design, and execution of small and large scale environmental programs involving hazardous waste, site investigations, remedial construction, environmental assessments and permitting assistance services, as well as leaking underground storage tanks. Mr. Dwyer holds an A.S. degree in computer and electrical technology from the Southern Institute of Technology.

DAVID VANDENBERG, 42, is a Director of the Company, and a Vice President of Kemron. He is a 1979 graduate of the University of Wisconsin with degrees in Chemistry and Business. With 20 years of experience in the environmental field, through the changes in legislation, market conditions and growth of the environmental service industry. He has managed the growth of a 3 person environmental laboratory to a staff of over 70 professionals, and today Kemron's Ohio Valley Laboratory is one of the nation's largest, most respected environmental laboratories. Mr. Vandenberg is responsible for the laboratory's sales and marketing strategies, operation oversight and profit and loss performance.

JOHN S. HEISHMAN, 33, is the Secretary/Treasurer and a Director of the Company, and is responsible for Finance and Contract Administration for the Company. He has over 11 years of finance and accounting experience in both commercial and federal contracting. Mr. Heishman joined Kemron's management team in 1996 and has brought vast experience in forecasting/budgeting, cash management, financial analysis, corporate and operational accounting. Prior to joining Kemron, Mr. Heishman worked for Computer Sciences Corporation and in public accounting with Ernst & Young. He holds a BBA in accounting from James Madison University, and is a Certified Public Accountant in Virginia.


Item 10.  Executive Compensation

Cash Compensation

The following sets forth the compensation earned by the Company's Chief Executive Officer and any highly compensated executive officers. There has been no supplemental compensation of restricted stock awards, stock appreciation rights, or long term incentive plans. Bonus plans are strictly based on performance objectives within each individual fiscal year. Mr. Wilbur's position was effectively eliminated in July 1997, therefore, compensation only represents a partial year.

                                                                                              Other Annual
  Name and Principal Position         Year             Salary ($)          Bonus ($)         Compensation ($)
Juan J. Gutierrez, CEO                1998              $50,000                  - 0 -                 - 0 -
Mark Wilbur, COO                      1998              $16,908                  - 0 -                 - 0 -
John M. Dwyer,                        1998              $96,736              $18,000               $13,607
Vice President
David Vandenberg,                     1998              $96,736              $22,500               $13,607
Vice President

The salary for Juan J. Gutierrez represents noncash compensation that resulted from a voluntary election to draw no salary during this fiscal year. There has been no accrual recognized for the salary, as it was treated as additional paid in capital to the Company.

Compensation Pursuant to Plans

No compensation was paid to executive officers pursuant to any plan during the fiscal year just ended

Other Compensation

  None


Item 11.  Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership Following Acquisitions

The following table sets forth as of the report date, the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its total issued and outstanding common stock and the beneficial ownership of all such stock as of that date by executive officers and directors of the Company and all such executive officers and directors as a group. Exept as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.

                       Name and Address                     Amount & Nature of          Percent of
Title of Class         Of Beneficial Owner                  Beneficial Ownership        Class
Common Stock,          Juan J. Gutierrez                             3,450,000            73.2%  1,2
$.00001 par value      8150 Leesburg Pike, Suite 1200
                       Vienna, Virginia  22182

SAME                   David Vandenberg                                191,666             4.1%  2
                       109 Starlite Park
                       Marietta, Ohio  45750

SAME                   John M. Dwyer                                   191,666             4.1%  2
                       1300 Spring Street
                       Atlanta, Georgia  30309

SAME                   John S. Heishman                                    - 0 -           - 0 -
                       8150 Leesburg Pike, Suite 1200

                       Vienna, Virginia  22182

SAME                   InterAmerica Technologies, Inc.                 887,778               18.8% 1
                       8150 Leesburg Pike, Suite 1400
                       Vienna, Virginia  22182

                    .  All executive officers and
                       Directors as a group (4 persons)              3,833,332               81.3%

/1/ Mr. Gutierrez is the sole owner of InterAmerica Technologies, Inc., and claims beneficial ownership of shares held by that entity.

/2/ Include shares of the common stock subject to purchase upon the exercise of options granted under the Company's 1997 Compensatory Stock Option Plan, including 350,000 (Juan Gutierrez), 25,000 (John Dwyer), and 25,000 (David Vandenberg).

Changes in Control

   None

Item 12.  Certain Relationships and Related Transactions

The President/CEO has provided a personal guarantee to the Company operating subsidiary's principal lender along with other financial lenders for equipment. The Company is attempting to discharge the personal guarantee with each lender as the Company's credit position continues to strengthen.

The laboratory facility in Marietta, OH is leased through a related party. In addition, certain administrative resources are provided through a separate related party. Refer to the notes to the audited financial statements for further details.

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


       3.0     Certificate of Incorporation (incorporated by reference to
               Exhibit 3.0 to Registration Statement No. 33-17397-D, effective March 7, 1988)
       3.05 Certificate of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated February 12, 1997)
       3.1 Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-173797-D, effective March 7,
               1988)
       3.2 Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-17397-D, effective March 7, 1988)
       3.3 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K dated February 12, 1997)
       4.0 Specimen Stock Certificate (incorporated by reference to Registration Statement No. 33-17397-D effective March 7, 1988)
       10.2 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 12, 1997)

       10.3    1997 Employee Stock Compensation (incorporated by reference to
               Exhibit 10.2 to Form 8-K dated February 12, 1997)
       23.0    Consent of Independent Auditors - Haymaker Berry Group


  (b) The Company filed the following Current Reports on Form 8-K during the three months ended May 31, 1998.

       Filing of Form 8-K on March 25, 1998 of Stock Exchange Agreement by and among the Company and Kemron Environmental Services, Coastline International, New Horizons, and Exeter.

  (c)  Financial statements and supplementary data.

    Independent Auditors' Report - Reznick, Fedder, & Silverman                             F-1

    Independent Auditors' Report - Haymaker Berry Group                                     F-2

    Consolidated Balance Sheets as of May 31, 1998 and 1997                                 F-3

    Consolidated Statements of Operations for the years ended May 31, 1998 and 1997         F-4

    Consolidated Statements of Changes in Stockholders' Equity for the years
       ended May 31, 1998 and 1997                                                          F-5

    Consolidated Statements of Cash Flows for the years ended May 31, 1998 and 1997         F-6

    Notes to Financial Statements                                                           F-8

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WHITNEY AMERICAN CORPORATION


                                        By  /s/  JUAN J. GUTIERREZ
                                            ----------------------
                                            JUAN J. GUTIERREZ
                                            PRESIDENT AND CEO

                                        DATED:   SEPTEMBER 10, 1999


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                         Title                        Date
/s/  Juan J. Gutierrez          Chief Executive Officer, President  September 10, 1999
------------------------        and Chairman of the Board
Juan J. Gutierrez

/s/  John M. Dwyer              Executive Vice President            September 10, 1999
------------------------        and Director
John M. Dwyer

/s/  Dave Vandenberg            Executive Vice President            September 10, 1999
------------------------        and Director
Dave Vandenberg

/s/ John S. Heishman            Secretary, Treasurer                September 10, 1999
------------------------        and Director
John S. Heishman

                         INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Whitney American Corporation


          We have audited the accompanying consolidated balance sheet of Whitney American Corporation and Subsidiary, as of May 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Whitney American Corporation and Subsidiary (formerly Kemron Environmental Services, Inc.) as of and for the year ended May 31, 1997 were audited by other auditors whose report thereon, dated July 17, 1997, except for Note 12, which is dated April 30, 1999, expressed an unqualified opinion on those statements.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitney American Corporation and Subsidiary as of May 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Reznick, Fedder & Silverman
-------------------------------------
Bethesda, Maryland
April 30, 1999, except for note 17,
which is dated May 12, 1999

                         INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
 Board of Directors
Kemron Environmental Services, Inc.
 and Subsidiary
McLean, VA

     We have audited the accompanying consolidated balance sheet of Kemron Environmental Services, Inc. and Subsidiary, as of May 31, 1997, and the related statement of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position and cash flows of Kemron Environmental Services, Inc. and Subsidiary as of May 31, 1997 and the results of its operations for the year then ended, in conformity with generally accepted accounting principles.



/s/  Haymaker Berry Group
-------------------------
Washington, DC
May 10, 1999

                  Whitney American Corporation and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                             May 31, 1998 and 1997

                            ASSET
                                                                                    1998              1997
                                                                           ---------------   ---------------
CURRENT ASSETS
  Cash                                                                     $         1,000   $         1,000
  Accounts receivable, net of allowance
    of $172,830 and $238,615                                                     3,336,701         3,402,670
  Prepaid expenses and other assets                                                 50,627           183,894
                                                                           ---------------   ---------------

     Total current assets                                                        3,388,328         3,587,564
                                                                           ---------------   ---------------


EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Leasehold improvements                                                           158,052           134,136
  Equipment                                                                      2,326,841         2,458,080
  Automobiles                                                                      188,546           194,500
  Furniture and fixtures                                                            42,232            68,870
                                                                           ---------------   ---------------

                                                                                 2,715,671         2,855,586

  Less accumulated depreciation and amortization                                 1,930,126         2,148,173
                                                                           ---------------   ---------------

     Net equipment and leasehold improvements                                      785,545           707,413
                                                                           ---------------   ---------------

OTHER ASSETS
  Intangibles, net of amortization                                                  20,133            24,604
  Deposits and other net assets                                                     62,804            41,871
  Note receivable                                                                   34,593            49,516
                                                                           ---------------   ---------------

     Total other assets                                                            117,530           115,991
                                                                           ---------------   ---------------

     Total Assets                                                          $     4,291,403   $     4,410,968
                                                                           ===============   ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                1998               1997
                                                                           ---------------     -------------
CURRENT LIABILITIES
  Line of credit                                                           $     1,490,000     $   1,530,000
  Note payable, current maturities                                                  59,568                 -
  Notes payable - related party, current maturities                                 45,992            90,618
  Notes payable - equipment, current maturities                                     61,873            81,899
  Capital lease liability, current maturities                                       52,912            16,501
  Accounts payable and accrued expenses                                            968,926         1,276,168
  Accrued payroll and related liabilities                                          361,705           415,104
  Due to related parties                                                           147,174            31,123
                                                                           ---------------     -------------
     Total current liabilities                                                   3,188,150         3,441,413
                                                                           ---------------     -------------

LONG-TERM DEBT

  Notes payable - net of current maturities                                              -            45,992
  Notes payable - equipment, net of current maturities                             201,557           262,881
  Capital lease liability, net of current maturities                                85,890                 -
                                                                           ---------------     -------------
     Total Long-term Liabilities                                                   287,447           308,873
                                                                           ---------------     -------------

     Total Liabilities                                                           3,475,597         3,750,286
                                                                           ---------------     -------------

COMMITMENTS AND CONTINGENCIES                                                            -                 -


STOCKHOLDERS' EQUITY
  Preferred stock, $.00001 par value, 5,000,000 shares
    authorized, none issued                                                              -                 -
  Common Stock, net of subscriptions receivable, at May
    31, 1998, $.00001 par value, 50,000,000 shares
    authorized, 4,211,020 shares issed and outstanding;
    at May 31, 1997, $.01 par value, 10,000 shares
    authorized, 315 pre-merger shares issued and outstanding                            42                 3
  Additional paid-in capital                                                     1,654,984         1,612,300
  Accumulated deficit                                                             (839,220)         (951,621)
                                                                           ---------------     -------------

     Total Stockholders' Equity                                                    815,806           660,682
                                                                           ---------------     -------------

     Total Liabilities and Stockholders' Equity                            $     4,291,403     $   4,410,968
                                                                           ===============     ==============

                See Notes to consolidated financial statements

                  Whitney American Corporation and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       Years ended May 31, 1998 and 1997

                                                                                 1998              1997
                                                                           ----------------  ----------------
REVENUE FROM SERVICES                                                    $      10,771,227   $    10,041,217

COST OF SERVICES                                                                 7,978,704         7,594,434
                                                                           ----------------  ----------------

     GROSS PROFIT                                                                2,792,523         2,446,783
                                                                           ----------------  ----------------

OPERATING EXPENSES
     Overhead                                                                    1,184,625         1,390,786
     General and administrative                                                    913,978         1,272,885
     Bad debts                                                                     107,061           228,711
                                                                           ----------------  ----------------

         Total Operating Expenses                                                2,205,664         2,892,382
                                                                           ----------------  ----------------

INCOME (LOSS) FROM OPERATIONS                                                      586,859          (445,599)

OTHER INCOME
     Interest                                                                       10,775               250
     Other                                                                               -             7,088
                                                                           ----------------  ----------------

                                                                                    10,775             7,338
                                                                           ----------------  ----------------
OTHER EXPENSES
     Interest                                                                     (219,734)         (241,417)
     Loss on sale of assets                                                        (15,932)                -
     Impairment of note receivable                                                (170,000)                -
     Failed merger costs                                                           (79,567)                -
                                                                           ----------------  ----------------

                                                                                  (485,233)         (241,417)
                                                                           ----------------  ----------------
INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS AND INCOME TAXES                                                      112,401          (679,678)

DISCONTINUED OPERATIONS                                                                  -          (617,303)
                                                                           ----------------  ----------------

INCOME (LOSS) BEFORE INCOME TAXES                                                  112,401        (1,296,981)

     INCOME TAXES                                                                        -           (91,572)
                                                                           ----------------  ----------------

NET INCOME (LOSS)                                                        $         112,401   $    (1,388,553)
                                                                           ================  ================


Basic net income (loss) per common share                                 $            0.03   $         (0.40)
                                                                           ================  ================

Weighted average common share outstanding                                        3,541,308         3,500,000
                                                                           ================  ================

Diluted net income (loss) per common share                               $            0.03   $         (0.40)
                                                                           ================  ================

Weighted average common share outstanding                                        3,646,075         3,500,000
                                                                           ================  ================

                See notes to consolidated financial statements

                  Whitney American Corporation and Subsidiary

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       Years ended May 31, 1998 and 1997

                                             Common stock
                                        ------------------------     Additional        Accumulated
                                          Shares         Amount    paid-in capital        deficit             Total
                                        ------------   ---------   ---------------     -------------   ----------------
Balance, May 31, 1996                            315  $        3         1,612,300          436,932    $      2,049,235
     Net loss                                      -           -                 -       (1,388,553)         (1,388,553)
                                        ------------   ---------   ---------------    -------------    ----------------
Balance, May 31, 1997                            315           3         1,612,300         (951,621)            660,682
     Redemption of common stock                  (16)          -              (570)               -                (570)
     Sale of common stock                         16           -            30,477                -              30,477
     Stock issuance - Merger               4,053,173          37           (63,604)               -             (63,567)
     Subscription receivable                       -           -           (13,000)               -             (13,000)
     Stock options exercised                 157,532           2            39,381                -              39,383
     Additional paid in captial                    -           -            50,000                -              50,000
     Net income                                    -           -                 -          112,401             112,401
                                       -------------   ---------  ----------------   --------------    ----------------
Balance, May 31, 1998                      4,211,020  $       42         1,654,984         (839,220)   $        815,806
                                       =============   =========  ================   ==============    ================

                See notes to consolidated financial statements

                  Whitney American Corporation and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Years ended May 31, 1998 and 1997

                                                                                              1998                 1997
                                                                                        ------------------   ------------------
Cash flows from operating activities
  Net Income (Loss)                                                                     $         112,401    $      (1,388,553)
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                                                 353,110              352,873
    Loss on sale of assets                                                                         15,932               14,098
    Allowance for doubtful accounts                                                               (65,785)             138,615
    Deferred taxes                                                                                      -               97,878
    Impairment of note receivable                                                                 170,000                    -
    Failed merger costs                                                                            41,676                    -
    Additional paid in capital                                                                     50,000                    -
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                              131,754            1,730,473
     Decrease in accounts receivable - other                                                            -                5,737
     Decrease in accounts receivable - taxes                                                            -              241,855
     Decrease in accounts receivable - related party                                                    -               12,714
     Decrease in prepaid expenses and other assets                                                133,267               24,937
     Increase in deposits                                                                         (20,933)             (17,976)
     Decrease in accounts payable and accrued expenses                                           (356,758)            (571,039)
     Increase in accounts payable - related party                                                  10,306               13,364
     Decrease in deferred rent                                                                          -              (26,801)
                                                                                        -----------------    -----------------

          Net cash provided by operating activities                                               574,970              628,175
                                                                                        -----------------    -----------------

Cash flows from investing activities
  Purchases of property and equipment                                                            (300,479)             (93,855)
  Proceeds received from sale of fixed assets                                                       2,987                    -
  Proceeds received from discontinued operations                                                   29,423              375,484
  Notes receivable funded                                                                        (184,500)                   -
  Investment in related entity                                                                          -               23,761
                                                                                        -----------------    -----------------

          Net cash flows (used in) from investing activities                                     (452,569)             305,390
                                                                                        -----------------    -----------------

Cash flows from financing activities
  Net (payment) proceeds on line of credit                                                        (40,000)            (626,218)
  Payment of note payable                                                                         (40,432)                   -
  Payment of notes payable - equipment                                                            (81,350)            (187,321)
  Proceeds of note payable                                                                        100,000                    -
  Payments on related party advances                                                              (90,618)             (40,926)
  Principal payments under capital lease obligations                                              (22,910)             (79,100)
  Proceeds from issuance of common stock                                                           53,479                    -
  Redemption of common stock                                                                         (570)                   -
                                                                                        -----------------    -----------------

          Net cash flows from (used in) financing activities                                     (122,401)            (933,565)
                                                                                        -----------------    -----------------

          NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                                                          -                    -

Cash and cash equivalents, beginning                                                                1,000                1,000
                                                                                        -----------------    -----------------

Cash and cash equivalents, end                                                          $           1,000    $           1,000
                                                                                        =================    =================

                                  (continued)

                  Whitney American Corporation and Subsidiary

                       Years ended May 31, 1998 and 1997

                                                                                            1998              1997
                                                                                    -----------------   -----------------
Supplemental disclosure of cash flows information:
  Cash paid during the year for interest                                            $        176,594    $        269,317
                                                                                    =================   =================

Supplemental disclosures of noncash transactions:

   Liabilities assumued  in the acquisition of
     Whitney American Corporation                                                   $        101,862    $              -
                                                                                    =================   =================

Fair value of stock and options
   issued in connection with failed merger                                          $         37,891    $              -
                                                                                    =================   =================

Liabilities for equipment under
   capital leases                                                                   $        145,211    $         67,009
                                                                                    =================   =================

Salary contributed                                                                  $         50,000    $              -
                                                                                    =================   =================

                See notes to consolidated financial statements

                  Whitney American Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             May 31, 1998 and 1997


1.   ORGANIZATION

     Whitney American Corporation (the "Company") was incorporated in the State of Delaware in June 1987. The Company, through its acquisition of Kemron Environmental Services, Inc. ("Kemron"), acquired a multi-disciplinary environmental engineering, consulting and remediation firm headquartered in Vienna, Virginia. Incorporated in June 1975 in the State of New York, Kemron provides environmental engineering, consulting and remediation services principally to commercial and industrial clients and to Federal and state environmental regulatory and non-regulatory agencies as well. Kemron also provides environmental laboratory testing services to this client base. With headquarters in Vienna, Virginia, Kemron maintains engineering and consulting operations at Vienna, Virginia; Atlanta Georgia; and Marietta, Ohio. Kemron's testing laboratory is also situated in Marietta, Ohio.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Consolidation
     ---------------------------------------

     The consolidated financial statements for the fiscal year ended May 31, 1998 include the accounts and operations of the Company and its wholly owned subsidiary, Kemron Environmental Services, Inc. ("Kemron"). The Company acquired Kemron during the fiscal year 1998 (see note 3) and began presenting results on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial statements for the fiscal year ended May 31, 1997 are the historical results of operations and financial position of Kemron for such period and dates.

     Reclassification
     ----------------

     Certain prior year balances have been reclassified to conform with the 1998 presentation.

     Concentration of Credit Risk
     ----------------------------

     The Company provides services to customers in multiple industries such as oil and gas, metals, chemical, textile and automotive. Approximately 35% of the Company's customer base is comprised of the federal and state government. The majority of the Company's customers are located in the midwest, northeast, and southeast regions of the United States.

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Allowance for Doubtful Accounts
     -------------------------------

     The Company establishes an allowance for doubtful accounts based upon several factors such as credit risk and analysis of specific customer accounts.

     Equipment and Leasehold Improvements
     ------------------------------------

     Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the term of the lease or its useful life, whichever is less.

     Segment Disclosures
     -------------------

     Effective for the year ended May 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

     Contract Revenue
     ----------------

     The Company recognizes revenue as the related services are provided. On fixed price contracts, revenue is recognized on the basis of the estimated percentage of completion of services rendered. On cost reimbursement contracts, revenue is recognized as costs are incurred and includes applicable fees earned essentially in the proportion that costs incurred bear to total estimated final costs. Materials and subcontract costs reimbursed by client are included in revenue from services. Anticipated losses are recognized in the period in which the losses are reasonably determinable.

     A significant portion of contracts with the United States Government and State Agencies are subject to audit and adjustment. Revenue has been recorded in amounts expected to be realized on final settlement. Included in accounts receivable are revenues from claims where recovery is probable in the opinion of management.

                  Whitney American Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             May 31, 1998 and 1997


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based Compensation
     ------------------------

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded (See Note 16). The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire stock.

     Intangible Assets
     -----------------

     Intangible assets include the excess of costs in excess of the net assets acquired by the Company and are being amortized by the straight-line method over 15 years, which is management's estimate of the remaining economic useful life.

     Impairment of Long-Lived Assets
     -------------------------------

     The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amounts of net assets. Impairment, if any, is measured at fair value.

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes
     ------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method prescribed by SFAS No. 109, a deferred tax asset or liability is determined on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income.

     Net Income (Loss) per Common Share
     ----------------------------------

     Basic net income (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period.

     Diluted earnings per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. In connection with the Merger (see note 3), the weighted average shares outstanding for purposes of presenting net loss per common share on a comparative basis has been retroactively restated to reflect the effect of the recapitalization that occurred in the reverse acquisition.

                                                              Year ended May     Year ended May
                                                                 31, 1998           31, 1997
                                                            -----------------   -----------------
Net income (loss) available to common shareholders (A)                112,401          (1,388,553)
                                                            -----------------   -----------------

Average Outstanding:
  Common stock (B)                                                  3,541,308           3,500,000
  Employee stock options                                              104,767                   -
                                                            -----------------   -----------------

Common stock and common stock equivalents (C)                       3,646,075           3,500,000
                                                            -----------------   -----------------

Earnings (loss) per share:
  Basic (A/B)                                                            0.03               (0.40)
                                                            =================   =================

  Dilutive (A/C)                                                         0.03               (0.40)
                                                            =================   =================

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments
     -----------------------------------

     The following disclosure of estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The estimated fair value amounts have been determined using available market information, assumptions and valuation methodologies.

     Notes Receivable

          Management believes that it is not practicable to estimate the fair value of notes because notes with similar characteristics are not available from the Company.

     Line of Credit and Notes Payable

          The carrying amounts approximate fair value.

     Recent Accounting Pronouncements Not Yet Adopted
     ------------------------------------------------

     During 1997, the Financial Accounting Standards Board (FASB) issued a new pronouncement: Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. In the initial year of application, comparative information for earlier years is to be restated. The Company does not expect that adoption of this standard will have a material effect on its financial position or results of operations.

3.   MERGER

     On March 10, 1998, Kemron Environmental Services, Inc. (Kemron) merged with and into Whitney American Corporation (Whitney). Pursuant to the merger agreement, each outstanding share of Kemron common stock was converted into a share of common stock of Whitney. Upon consummation of the Merger, the stockholders of Kemron became the owners in the aggregate of approximately 86% of the outstanding common stock of Whitney; and the directors and officers of Kemron became directors and officers of Whitney. Prior to the Merger, Whitney had no operating activities.

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997

3.   MERGER (Continued)

     The Merger was in essence a reverse acquisition, with Kemron retaining the majority voting interest in the merged entity. A reverse acquisition is a business combination accounted for by the purchase method in which the continuing entity is not assumed to be the acquirer. The substance of the reverse acquisition is that of an initial public offering and the acquisition costs incurred by the Company have therefore been treated as a reduction in paid-in capital. The Company has reflected in its consolidated financial statements the assets, liabilities and equity of Kemron at their historical book values. Accordingly, the consolidated results of operations and financial position of the Company for periods and dates prior to the Merger are the historical results of operations and financial position of Kemron for such period and dates.

     All historical shares of common stock and per share amounts for periods prior to the Merger have been retroactively adjusted to reflect the Whitney shares issued to the Kemron shareholders at the time of the Merger.

4.   SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different services. The Company has two reportable segments: analytical and consulting services. Analytical services include lab testing services for varying analytical programs such as NPDES, RCRA, CERCLA and OSHA. Consulting services provide investigations and assessment services at non-regulated contaminated sites and at sites covered by RCRA and CERCLA regulations, which investigations may include preliminary assessments, site investigations, groundwater assessments, remedial investigations, feasibility studies, and remedial action plans. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 2).

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997


4.   SEGMENT INFORMATION (Continued)

     Sales, operating income (loss) and identifiable assets by reportable segment for the year ended May 31, 1998 are as follows:

               (Dollars in thousands)                                                1998
                                                                              ----------------
          Sales to unaffiliated customers:
            Analytical services                                               $          6,182
            Consulting services                                                          4,589
                                                                              ----------------

          Total                                                               $         10,771
                                                                              ================


          Operating income (loss):

            Analytical services                                               $            586
            Consulting services                                                            177
            Other                                                                         (176)
                                                                              ----------------

          Total                                                               $            587
                                                                              ================


          Identifiable assets:

            Analytical services                                               $          1,875
            Consulting services                                                          1,283
                                                                              ----------------

          Total                                                               $          3,158
                                                                              ================

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997


5.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                         1998                  1997
                                                                   ----------------      ----------------
          Billed (includes retention of $196,599 and $311,765)     $      2,888,524      $      2,782,990

          Unbilled                                                          621,007               858,295

          Less: allowance for doubtful accounts                            (172,830)             (238,615)
                                                                   ----------------      ----------------

                                                                   $      3,336,701      $      3,402,670
                                                                   ================      ================

     The unbilled receivables on long-term contracts consist primarily of month-end revenue accrued but not billed on May 31, 1998 and May 31, 1997. Such billings are made the following month.

     The retention balances reported as of May 31, 1998 and May 31, 1997 include amounts of $124,519 and $151,203, respectively, anticipated to be collected beyond 12 months from the balance sheet date.

6.   NOTES PAYABLE

     Notes payable at May 31, 1998 and May 31, 1997 consisted of the following:

                                                                           1998                1997
                                                                   ----------------      ----------------
          Note payable, bank, $1,800,000 line-of-credit,
          demand, interest at 10.5%, secured by accounts
          receivable and personal guarantee of majority
          stockholder.                                             $      1,490,000      $      1,530,000
                                                                   ================      ================

          Note payable, bank, $100,000 term loan, monthly
          principal payments of $8,333 plus interest at
          10.5%, secured by equipment and personal guarantee
          of majority stockholder.                                 $         59,568      $              -
                                                                   ================     =================

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997


6.   NOTES PAYABLE (Continued)

     Maturities of long-term debt payments for the years succeeding May 31, 1998 are as follows:

                    May 31, 1999               $   1,549,568
                                               =============

7.   NOTES PAYABLE - EQUIPMENT

     Notes payable for equipment at May 31, 1998 and May 31, 1997 are as follows:

                                                                         1998                  1997
                                                                   -----------------     ----------------
          Equipment notes bearing interest ranging from 9.5%
          to 10.75%.  Interest is payable monthly with
          aggregate monthly principal payments of $ 8,903
          with maturities through November 1999.  The notes
          are collateralized by equipment.                         $         263,430     $        344,780

          Less: current maturities                                           (61,873)             (81,899)
                                                                   -----------------     ----------------

                                                                   $         201,557     $        262,881
                                                                   =================     ================

     Maturities of long-term debt payments for each of the five years succeeding May 31, 1998 are as follows:


                    May 31, 1999               $   61,873
                    May 31, 2000                  201,557
                                               ----------

                                               $  263,430
                                               ==========

8.   OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases computers/office equipment, automobiles and other equipment under capital leases with maturities through April 2002. The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of net minimum lease payments at May 31, 1998.

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997

8.  OBLIGATIONS UNDER CAPITAL LEASES (Continued)

             May 31,  1999                                        $     65,726
                      2000                                              44,315
                      2001                                              39,139
                      2002                                              11,481
                      2003                                                   -

        Total minimum lease payments                                   160,661
        Less: Amount representing interest                             (21,859)
                                                                  ------------

        Present value of net minimum lease payments                    138,802
        Less: Current maturities                                       (52,912)
                                                                  ------------

        Total non-current obligations under capital leases        $     85,890
                                                                  ============

    Included in fixed assets are the following assets under capital leases:

                                                              May 31, 1998          May 31, 1997
                                                            ----------------      ----------------
        Computers/office equipment                           $         39,821      $         12,238
        Automobiles                                                   100,889                93,040
        Other equipment                                               508,657               256,006
                                                            -----------------      ----------------

                                                                      649,367               361,284
        Less: accumulated depreciation                               (288,477)             (174,670)
                                                            -----------------      ----------------

                                                             $        360,890      $        186,614
                                                            =================      ================


9.  COMMITMENTS AND CONTINGENCIES

    Office and Facilities Leases
    ----------------------------

    The Company conducts its operations in leased facilities under operating leases expiring at various dates through 2007. Approximate minimum rental commitments for five years as of May 31, 1998 are as follows:

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997


9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Office and Facilities Leases (Continued)
    ----------------------------

                    May 31, 1999     $  350,023
                            2000        303,888
                            2001        303,888
                            2002        303,888
                            2003        303,888


    Other facilities are leased under short-term agreements. Rent expense for all leases for the year ended May 31, 1998 and the year ended May 31, 1997, was $420,103 and $448,082, respectively.

    Equipment Leases
    ----------------

    The Company has entered into various equipment operating leases expiring between June 1998 and February 2002. Lease expense for the years ended May 31, 1998 and May 31, 1997, was $167,713 and $299,782, respectively. A schedule of the future minimum lease commitments for five years as of May 31, 1998 are as follows:

                    May 31, 1999     $  213,091
                            2000        125,504
                            2001         52,988
                            2002          8,943
                            2003              -

    Government Contracts
    --------------------

    Certain contracts with the federal government and state and local governments, are subject to audit and adjustment, and the ultimate realization of revenues recognized is contingent upon the outcome of such audits. Revenue has been recorded in amounts expected to be realized in full upon final settlements with the respective contracting agency. As of May 31, 1998, an outstanding claim exists under a contract performed for the State of New York. An audit was conducted by a state-appointed firm and the audit findings noted questioned costs in the amount of $370,000. The Company has disputed the claim and there has been no indication that this matter will be pursued by the State of New York.

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997


10.  EMPLOYEE BENEFIT PLAN

     The Company participates in a 401(k) plan, the InterAmerica/Kemron 401(k) Plan and Trust. The plan is available to all employees who are at least 21 years old, with certain exceptions, primarily for leased employees and those covered by collective bargaining agreements. The Company will make compensation deferral contributions for the benefit of all eligible employees in the amount directed by each employee up to the limits set by the Internal Revenue Service.

     The Company will make annual matching contributions of two percent of the employee's Matched Compensation Deferral. The plan provides for a vesting of Company contributions to the employee over a period of five years. During the year ended May 31, 1998 and May 31, 1997, the Company's matching contributions totaled $ 51,922 and $ 71,762, respectively.

11.  RELATED PARTY TRANSACTIONS

     Due to Related Parties
     ----------------------

     An affiliated company provides computer and other services to the Company at cost. Certain expenses at headquarters facilities of the affiliated company such as administrative support, LAN and telecommunications support, and human resources are shared among the companies. During the year ended May 31, 1998, annual expenditures totaled $285,142 at headquarters of the affiliated company, of which $80,880 was charged to the Company.

     As a result of the merger (see note 3), a liability to two stockholders has been recorded. The amounts payable are noninterest bearing and payable upon demand.

     Amounts due to affiliate and stockholders are as follows:

                                              May 31, 1998      May 31, 1997
                                              ------------      ------------


          Due to affiliates                   $    37,729       $    13,364
          Due to majority stockholder                   -            17,759
          Due to stockholders                     109,445                 -
                                              -----------       -----------

                                              $   147,174       $    31,123
                                              ===========       ===========

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997


11.  RELATED PARTY TRANSACTIONS (Continued)

     Notes Payable - Related Party
     -----------------------------

     The Company issued two promissory notes payable to the Company's majority stockholder in the original amounts of $600,000. The notes bear interest at the rate of 10% per annum with monthly installments of principal and interest of $8,350. The amount of interest expense for the years ended May 31, 1998 and May 31, 1997, was $ 9,582 and $6,624, respectively.

     Rent Expense - Related Party
     ----------------------------

     The Company leases its Vienna, Virginia headquarters office from a related party under a sublease agreement. The amount of rent expense paid to the related party for the year ended May 31, 1998 was $148,820.

     The Company leases its Marietta, Ohio office from a related party. The amount of rent expense paid to the related party for the years ended May 31, 1998 and May 31, 1997, was $125,304 and $102,900, respectively.

12.  INCOME TAXES

     As of May 31, 1998 and May 31, 1997, the Company has a net operating loss carryforward of approximately $1.3 million and $1.4 million, respectively, for income tax purposes, that expires in 2009 through 2012, which may be used to reduce future taxable income and tax liabilities.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.

     The provision for income tax consists of the following:

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997


12.  INCOME TAXES (Continued)

                                                    May 31, 1998    May 31, 1997
                                                    ------------    ------------
     Current:
       Federal                                      $    (42,153)    $        -
       State                                             (11,368)             -
                                                    ------------    ------------

                                                         (53,521)             -
                                                    ------------    ------------
     Deferred:
       Federal                                            42,153        (75,938)
       State                                              11,368        (15,634)
                                                    ------------    ------------

                                                          53,521        (91,572)
                                                    ------------    ------------
                                                    $          -     $  (91,572)
                                                    ============    ============


     The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                     May 31, 1998        May 31, 1997
                                                     ------------        ------------
     Net tax operating loss carryforwards            $ 1,279,982          $  1,442,383
                                                     ===========          ============

     Deferred tax assets                                 461,306               585,110
       Less valuation allowance                         (461,306)             (585,110)
                                                     -----------          ------------

     Net deferred tax asset                          $         -          $          -
                                                     ===========          ============

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997


13.  MAJOR CUSTOMERS

     Earned revenue and the related accounts receivable from major customers are as follows:

                                                              Earned           Accounts
                                                             Revenue          Receivable
                                                         ----------------   ----------------
     As of May 31, 1998
     ------------------

     Private sector (6 customers)                        $      3,409,941   $        727,723
                                                         ================   ================

     Public sector (3 customers)                         $      3,795,510   $      1,159,322
                                                         ================   ================

     As of May 31, 1997
     ------------------

     Private sector (6 customers)                        $      3,372,548   $        507,379
                                                         ================   ================

     Public sector (4 customers)                         $      3,104,519   $        706,105
                                                         ================   ================

14.  IMPAIRMENT OF NOTE RECEIVABLE

     In June 1997, the Company made a loan totaling $170,000 to a target company in a potential acquisition. The original note bears interest at 12% per annum and was due in 1997. Management subsequently broke-off acquisition discussion and has written-off the loan due to the target company's inability to repay the loan.

15.  DISCONTINUED OPERATIONS

     During fiscal year 1997, the Company discontinued its wholly-owned subsidiary, Kemron Construction Corporation. This construction company was established at the beginning of the fiscal year, but as a result of significant startup costs for the new business as well as the low profit margins experienced, the operation was terminated. In addition, the Cincinnati consulting office which has historically demonstrated erratic profit with little contract backlog was shutdown. The Cincinnati office performed in areas of NEPA services and cultural resource investigations, which were not an important component of the consulting group's strategy.

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997



15.  DISCONTINUED OPERATIONS (Continued)

     Losses at May 31, 1997, from discontinued operations are as follows:

                                                  Kemron
                                               Construction
                                               Corporation           Cincinnati             Total
                                             ----------------     ----------------     ----------------
     Loss from operations                    $        442,326     $         30,145     $        472,471
     Interest expense                                   6,233               21,677               27,910
     Accrued losses                                         -               70,078               70,078
     Lease termination                                      -               46,854               46,854
                                             ----------------     ----------------     ----------------

     Total loss from discounted
       operations before taxes               $        448,559     $        168,754     $        617,313
                                             ================     ================     ================

16.  STOCK COMPENSATION PLANS

     The Company adopted stock option plans in 1997 under which pools of 2,000,000 and 1,500,000 shares of the Company's common stock have been reserved. The plans are administered and terms of option grants are established by a committee appointed by the Board of Directors. Under terms of the plans, options may be granted to the Company's employees to purchase shares of common stock. Options become exercisable immediately upon grant and expire 10 years from the date of the grant, six months after termination of employment without cause, or one year after death or permanent disability of the employee. The committee appointed by the Board of Directors determines the option price (not less than 85% fair market value) at the date of the grant. The Company has applied APB Opinion No. 25 and related Interpretations in accounting for the plans. Had compensation cost been determined in accordance with FASB Statement No. 123, the Company's net income per share would have been the proforma amounts indicated below:

                                                                   Year Ended May 31,
                                                           ---------------------------------
                                                               1998               1997
                                                           -------------     ---------------
Net income (loss)
 As reported                                               $     112,401     $    (1,388,553)
 Proforma                                                  $      32,910     $    (1,388,553)
Net income (loss) per common share - Basic:
 As reported                                               $        0.03     $         (0.40)
 Proforma                                                  $        0.01     $         (0.40)
Net income (loss) per common share - Diluted:
 As reported                                               $        0.03     $         (0.40)
 Proforma                                                  $        0.01     $         (0.40)

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997

16.  STOCK COMPENSATION PLANS (Continued)

     All options granted during the years ended May 31, 1998 and 1997 were issued pursuant to the stock options plans. The fair value of each option granted under the plan is estimated on the date of grant using each option granted under the Black-Scholes option-pricing model. The following weighted average assumptions for 1998 were used: expected dividend yield of 0%, expected volatility rate of 200%, risk-free rate of 5.5% and expected lives of four years.

     During 1998, the Company granted options for 635,532 shares of common stock at the exercise price of $.25 per share. The Company granted no options prior to 1998. The options expire in 2008.

     The following depicts activity in the plans for year ended May 31, 1998:

                                                              Year Ended May 31, 1998
                                                      --------------------------------------
                                                         Options               Per Share
                                                       Outstanding           Exercise Price
                                                      --------------        ----------------
          Outstanding June 1, 1997
           Options granted                                   635,532        $           0.25
           Options exercised                                (157,532)       $           0.25
                                                      --------------

          Outstanding May 31, 1998                           478,000
                                                      ==============

17.  FAILED MERGERS AND SUBSEQUENT EVENTS

     Concurrently with the Merger with and into Whitney (see note 3), the Company entered into a merger agreement with three additional entities Exeter Group, Inc. (Exeter), Coastline International, Inc. (Coastline), and New Horizons, Inc. (New Horizons). As a result of management differences and the Companies' lack of the management control over these entities, the Company entered into separate rescission agreements on October 19, 1998, April 26, 1999 and May 12, 1999, which collectively address the Company and Exeter, Coastline and New Horizons agreements that involved the return of the respective shares originally issued by the Company in connection with the failed mergers.

                  Whitney American Corporation and Subsidiary

                             May 31, 1998 and 1997


17.  FAILED MERGERS AND SUBSEQUENT EVENTS (Continued)

     Under terms of the settlement agreements, the Company was successful in recovering all but 190,973 shares of common stock and stock options for 135,532 shares of common stock, at the exercise price of $.25 per share, issued in connection with the failed mergers. The 190,973 shares and 135,532 in stock options are deemed unrecoverable due to the shares being transferred to third parties and management's attempts to arrange for any form of repossession of these shares have failed.

     The failed merger costs, representing the fair value of the unrecoverable shares and stock options, have been treated as a increase in paid-in capital.

     Based on legal opinions received by management concerning the issuance of stock in the failed mergers, and the subsequent rescission agreements, management considers the failed mergers a nullity and void ab initio. Accordingly, the accounts and operations of Exeter, Coastline and New Horizons have been omitted from the Company's consolidated financial statements. All common stock, stock options and per share amounts from the date of the failed mergers to May 31, 1998 have been retroactively adjusted to reflect the nullification of the issuance of the original stock and stock options.

     In addition, subsequent to fiscal year end 1998, the Company became involved in two separate legal proceedings with former employees relating to discharge and discrimination. The former employees are requesting lost wages, damages and expenses of approximately $1,660,000. The outcomes in these cases are unknown; however, management believes it will prevail in its defense, and resolution of the matters will not have a material adverse effect on the financial statements.