Form 10QSB
period 1998-08-31
WHITNEY AMERICAN CORP /CO
filed 1999-09-14
CIK 822658

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998 OR

{_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       ______________ TO _____________


                         COMMISSION FILE NUMBER 0-22907


                          WHITNEY AMERICAN CORPORATION
               (Exact name of registrant as specified in charter)


                           DELAWARE                                              84-1070022
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification Number)

       8150 Leesburg Pike, Suite 1200, Vienna, Virginia                            22182
           (Address of Principal Executive Offices)                              (Zip Code)

                                 (703) 893-0582
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

         Yes                        No     X
             -----------               ----------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, was not determinable.

At August 31, 1998, a total of 4,241,020 shares of common stock were outstanding.

                   Whitney American Corporation and Subsidiary
                   CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                   (Unaudited)


                                                                       August 31,          May 31,
                                                                          1998               1998
                                                                          ----               ----
      ASSETS

CURRENT ASSETS
      Cash                                                         $          1,000   $          1,000
      Accounts receivable, net of allowance                               3,697,738          3,336,701
      Prepaid expenses and other assets                                      94,250             50,627
                                                                     ---------------    ---------------

         Total Current Assets                                             3,792,988          3,388,328

PROPERTY AND EQUIPMENT, cost
      Leasehold improvements                                                170,026            158,052
      Equipment                                                           2,260,580          2,326,841
      Automobiles                                                           186,055            188,546
      Furniture and fixtures                                                 36,600             42,232
                                                                     ---------------    ---------------

                                                                          2,653,261          2,715,671

      Accumulated depreciation                                           (1,782,119)        (1,930,126)
                                                                     ---------------    ---------------

         Net Property and Equipment                                         871,142            785,545

OTHER ASSETS
      Intangibles, net of amortization                                       19,015             20,133
      Deposits                                                               51,124             62,804
      Note receivable                                                        34,593             34,593
                                                                     ---------------    ---------------

         Total Other Assets                                                 104,732            117,530
                                                                     ---------------    ---------------

         Total Assets                                              $      4,768,862   $      4,291,403
                                                                     ===============    ===============


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                        $      1,391,599   $        968,926
      Accrued payroll and related liabilities                               281,879            361,705
      Line of credit                                                      1,425,000          1,490,000
      Accounts payable - related party                                      147,522            147,174
      Note payable                                                           34,450             59,568
      Notes payable - related party                                          21,892             45,992
      Notes payable - equipment                                              58,843             61,873
      Capital lease liability                                                94,132             52,912
                                                                     ---------------    ---------------

         Total Current Liabilities                                        3,455,317          3,188,150

LONG-TERM DEBT
      Notes payable - equipment, net of current maturities                  184,246            201,557
      Capital lease liability, net of current maturities                    181,063             85,890
                                                                     ---------------    ---------------

                   Whitney American Corporation and Subsidiary
                   CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                   (Unaudited)


                                                                          August 31,          May 31,
                                                                             1998               1998
                                                                             ----               ----

         Total Long-term Liabilities                                           365,309            287,447
                                                                        ---------------    ---------------

         Total Liabilities                                                   3,820,626          3,475,597

STOCKHOLDERS' EQUITY
      Preferred stock, $.00001 par value, 5,000,000 shares
         authorized, none issued                                                     -                  -
      Common Stock, net of subscriptions receivable, at November
         30, 1998, $.00001 par value, 50,000,000 shares authorized,
         4,241,020 shares issued and outstanding                                    42                 42
      Additional paid-in capital                                             1,654,984          1,654,984
      Accumulated deficit                                                     (706,790)          (839,220)
                                                                        ---------------    ---------------

         Total Stockholders' Equity                                            948,236            815,806
                                                                        ---------------    ---------------

         Total Liabilities and Stockholders' Equity                   $      4,768,862   $      4,291,403
                                                                        ===============    ===============

                        See notes to financial statements

                   Whitney American Corporation and Subsidiary
               CONSOLIDATED STATEMENTS OF OPERATION OF THE COMPANY
                                   (Unaudited)


                                                           Three Months Ended
                                                               August 31,
                                                      1998                   1997
                                                      ----                   ----

REVENUE FROM SERVICES                         $        3,334,898     $        3,005,283

      COST OF SERVICES                                 2,575,837              2,319,677
                                                -----------------      -----------------

      GROSS PROFIT                                       759,061                685,606
                                                -----------------      -----------------

OPERATING EXPENSES
      Overhead                                           321,197                272,086
      General and administrative                         248,916                230,661
                                                -----------------      -----------------

          Total Operating Expenses                       570,113                502,747
                                                -----------------      -----------------

INCOME FROM OPERATIONS                                   188,948                182,859

OTHER INCOME
      Interest                                                 -                      -
      Other                                                    -                      -

OTHER EXPENSES
      Interest                                           (56,516)               (69,493)
                                                -----------------      -----------------

INCOME BEFORE INCOME TAXES                               132,432                113,366

      INCOME TAXES                                             -                      -
                                                -----------------      -----------------

NET INCOME                                    $          132,432     $          113,366
                                                =================      =================


Basic net income per common share             $             0.03     $             0.03
                                                =================      =================

Weighted average common share outstanding              4,226,515              3,500,000
                                                =================      =================

Diluted net income per common share           $             0.03     $             0.03
                                                =================      =================

Weighted average common share outstanding              4,623,705              3,500,000
                                                =================      =================

                       See notes to financial statements.

                          WHITNEY AMERICAN CORPORATION
                                 AND SUBSIDIARY
                       STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                         Three Months Ended
                                                                              August 31,
CASH FLOWS FROM OPERATIONS:                                        1998                   1997
                                                                   ----                   ----

Net Income (Loss)                                           $         132,432      $         86,991
Adjustments to reconcile net income to net cash:
      Depreciation and amortization                                   120,449                84,667
      Loss on sale of assets                                                                  5,188
      Allowance for doubtful accounts receivable
Changes in operating assets and liabilities:
      accounts receivable                                            (361,037)             (456,158)
      accounts receivable - taxes                                           -                     -
      accounts receivable - related party                                   -                     -
      prepaid expenses                                                (43,623)              (48,178)
      deposits                                                         11,680                     -
      accounts payable and accrued expenses                           422,673               (22,413)
      accrued payroll and related liabilities                         (79,826)              249,695
      accounts payable - related party                                    348                30,579
      deferred rent                                                         -                     -
                                                              ----------------       ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   203,096               (69,629)
                                                              ================       ===============

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                            (204,930)              (84,309)
      Proceeds received from sale of fixed assets                           -                     -
      Proceeds received from discontinued operations                        -                12,057
      Notes receivable funded                                         (25,000)                    -
      Investment in related entity                                          -                     -
                                                              ----------------       ---------------

NET CASH USED IN INVESTING ACTIVITIES                                (229,930)              (72,252)
                                                              ================       ===============

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (payment) proceeds on line of credit                        (65,000)              180,000
      Payment of note payable                                         (25,118)                    -
      Payment of notes payable - equipment                            (20,342)              (16,600)
      Proceeds of note payable                                              -
      Proceeds from equipment under capital lease                     153,411
      Payments on related party advances                              (24,100)              (11,450)
      Principal payments under capital lease obligations              (17,017)              (10,069)
      Proceeds from issuance of common stock                           25,000
      Equity adjustment due to stock agreement                              -
                                                              ----------------       ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              26,834               141,881
                                                              ================       ===============

NET CHANGE IN CASH                                                          -                     -

CASH, BEGINNING                                                         1,000                 1,000
                                                              ----------------       ---------------

CASH, ENDING                                                $           1,000      $          1,000
                                                              ================       ===============

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                      $          56,520      $         64,309
                                                              ================       ===============

                       See notes to financial statements.

                   WHITNEY AMERICAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 1998
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Basis of Presentation and Consolidation
         ---------------------------------------

         The accompanying unaudited condensed consolidated financial statements of Whitney American Corporation (the "Company") and its wholly owned subsidiary, Kemron Environmental Services, Inc. ("Kemron") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The company acquired Kemron during fiscal year 1998 (see NOTE 2) and began presenting results on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the quarter ended August 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1999 or for any other future period. Additional information is contained in the Annual Report on Form 10-KSB for the year ended May 31, 1998, which should be read in conjunction with this quarterly report.

         Use of Estimates
         ----------------

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

         Federal Income Taxes
         --------------------

         No federal income tax has been provided for the three months ended August 31, 1998 due to the existence of unused net operating loss carryforwards.

         Reclassification
         ----------------

         Certain prior year balances have been reclassified to conform with the 1998 presentation.

         Property and Equipment
         ----------------------

         Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the asset. Amortization of leasehold improvements is computed on the term of the lease or its useful life, whichever is less.

         Revenue Recognition
         -------------------

         The Company recognizes revenue generally at the time services are performed. On fixed price contracts, revenue is recognized on the basis of the estimated percentage of completion of services rendered. On cost reimbursement contracts, revenue is recognized as costs are incurred and includes applicable fees earned essentially in the proportion that costs incurred bear to total estimated final costs. Materials and subcontract costs reimbursed by client are included in gross revenue. Anticipated losses are recognized in the period in which the losses are reasonably determinable. Substantially all unbilled receivables are expected to be collected within the next 12 months and retention balances to be collected at the close of the respective project.

         A portion of contracts with the United States Government and State Agencies, are subject to audit and adjustment. Revenue has been recorded in amounts expected to be realized on final settlement. Included in accounts receivable are revenues from claims where recovery is probable in the opinion of management.

NOTE 2 - MERGER

         On March 10, 1998, Kemron Environmental Services, Inc. ("Kemron") with and into Whitney American Corporation (the "Company"). Pursuant to the merger agreement, each outstanding share of Kemron common stock was converted into shares of the outstanding common stock of the Company. Upon consummation of the Merger, the stockholders of Kemron became the owners in the aggregate of approximately 86% of the outstanding common stock of the Company; and the directors and officers of Kemron became directors and officers of the Company. Prior to the Merger, the Company had no operating activities.

         The Merger was structured as a tax-free reorganization and was accounted for using the pooling-of-interests method. The Company has reflected in its consolidated financial statements the assets, liabilities and equity of Kemron at its historical book value. Accordingly, the consolidated results of operations and financial position of the Company for periods and dates prior to the Merger are the combined historical results of operations and financial position of Kemron for such periods and dates.

         All historical shares of common stock and per share amounts for periods prior to the Merger have been retroactively adjusted to reflect the Company shares issued to the Kemron shareholders at the time of the Merger.


Item 2.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of August 31, 1998, the Company's working capital balance increased from $200,178 at May 31, 1998 to $337,671. This increase was the result of the profits generated during three month period. The current liabilities increased by $267,167 but was more than offset by the increase in accounts receivable by $361,037. The increase in accounts receivable is primarily due to increased revenues during the first quarter.

The Company maintains a line of credit of $1.8 million with a bank, secured by the Company's accounts receivable. The line of credit has provided a significant source of the Company's cash requirements during this quarter. The actual balance on the line of credit will fluctuate during the period based on financing activities. There are no significant working capital requirements pending at August 31, 1998. The Company's available line of credit is expected to be sufficient to meet the Company's needs for the foreseeable future.

RESULTS OF OPERATIONS

Revenues for the first quarter were $3,334,898, 11% higher than last year's first quarter revenues of $3,005,283. The increase was the result of increased services performed for the core clients of the consulting operation, State of Georgia and Union Carbide Corporation. The Company has been awarded additional work through expanded scope of services as well as additional project sites.

Gross profit was 22.8% of revenues for both quarters ending August 31, 1998 and 1997. The Company considers gross margin of 22.8% to be within the range for normal operations. Consistent trends in the income from operations was experienced with 5.7% for August 31, 1998 as compared to 6.1% in last year's first quarter. The minor percentage decrease was attributed to startup costs incurred for a new emerging technologies business unit launched during the first quarter.

SG&A expense was $248,916, up 7.9% from last year's first quarter. This increase was primarily the result of reinstating full salary levels for executive management. Salary reductions were mandated for executive management during the prior year in an effort to realign the company's operation to profitable status.

Interest expense decreased by 18.7%, down to $56,516 in the quarter ending August 31, 1998. The company has strengthened its financial position, thereby reducing the borrowings from the lender's line of credit.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", plan and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results my vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims will depend in the near future principally on the successful completion of its acquisition of operations as discussed below.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended August 31, 1998, the Company's line of credit decreased by $65,000 to $1,425,000.

Cash flows provided by operating activities totaled $203,096 for the three months. Cash inflows included the net income for the first quarter of $132,432 and an increase in trade payables by $422,673 related to the timing of payments to subcontractors and vendors. The cash inflows were partially offset by cash outflows of $361,037 increase in accounts receivables related to significant amount of billing occurring towards the end of the first quarter. Receivable collections for these billings will be likely to occur in the next quarter.

Cash used in investing activities totaled $229,930 for the three months. The significant cash outflow relates to the continued commitment of the Company to provide the laboratory with instrumentation and equipment that is on the leading edge of technology. $204,930 of equipment purchases were incurred during the first quarter.


PART II - OTHER INFORMATION

Item 6 - Exhibits and 8-K Filings

    (a) The Company filed the following Current Reports on Form 8-K during the three months ended August 31, 1998.

        Filing of Form 8-K/A No. 2 on June 23, 1998 for Change in Certifying Accountants.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WHITNEY AMERICAN CORPORATION


                                    By /s/ JUAN J. GUTIERREZ
                                       ---------------------
                                       JUAN J. GUTIERREZ
                                       PRESIDENT AND CEO

                                    DATED:   SEPTEMBER 9, 1999

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