Form 10QSB
period 1998-11-30
WHITNEY AMERICAN CORP /CO
filed 1999-09-14
CIK 822658

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998 OR

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       ______________ TO ______________


                        COMMISSION FILE NUMBER 0-22907


                         WHITNEY AMERICAN CORPORATION
              (Exact name of registrant as specified in charter)


          DELAWARE                                     84-1070022
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

8150 Leesburg Pike, Suite 1200, Vienna, Virginia              22182
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

         Yes                        No    X
            --------                  ---------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, was not determinable.

At November 30, 1998, a total of 4,241,020 shares of common stock were outstanding.

                  WHITNEY AMERICAN CORPORATION AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                  (Unaudited)

                                                                  November 30,        May 31,
                                                                      1998             1998
                                                                      ----             ----
         ASSETS

CURRENT ASSETS
      Cash                                                       $       1,000   $       1,000
      Accounts receivable, net of allowance                          3,861,917       3,336,701
      Prepaid expenses and other assets                                 88,232          50,627
                                                                   ------------    ------------

         Total Current Assets                                        3,951,149       3,388,328

PROPERTY AND EQUIPMENT, cost
      Leasehold improvements                                           180,415         158,052
      Equipment                                                      2,337,393       2,326,841
      Automobiles                                                      186,055         188,546
      Furniture and fixtures                                            36,600          42,232
                                                                   ------------    ------------

                                                                     2,740,463       2,715,671

      Accumulated depreciation                                      (1,901,613)     (1,930,126)
                                                                   ------------    ------------

         Net Property and Equipment                                    838,850         785,545


OTHER ASSETS
      Intangibles, net of amortization                                  18,730          20,133
      Deposits                                                          69,075          62,804
      Note receivable                                                   22,817          34,593
                                                                   ------------    ------------

         Total Other Assets                                            110,622         117,530
                                                                   ------------    ------------

         Total Assets                                            $   4,900,621   $   4,291,403
                                                                   ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                      $   1,463,301   $     968,926
      Accrued payroll and related liabilities                          260,996         361,705
      Line of credit                                                 1,075,000       1,490,000
      Accounts payable - related party                                 148,119         147,174
      Notes payable                                                      8,666          59,568
      Notes payable - related party                                          -          45,992
      Notes payable - equipment                                         57,547          61,873
      Capital lease liability                                          109,441          52,912
                                                                   ------------    ------------

         Total Current Liabilities                                   3,123,070       3,188,150

LONG-TERM DEBT

                  WHITNEY AMERICAN CORPORATION AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                  (Unaudited)

                                                                    November 30,      May 31,
                                                                       1998            1998
                                                                       ----            ----
      Notes payable - equipment, net of current maturities             170,279         201,557
      Capital lease liability, net of current maturities               175,735          85,890
                                                                   ------------    ------------

         Total Long-term Liabilities                                   346,014         287,447
                                                                   ------------    ------------

         Total Liabilities                                           3,469,084       3,475,597

STOCKHOLDERS' EQUITY
      Preferred stock, $.00001 par value, 5,000,000 shares
         authorized, none issued                                             -               -
      Common Stock, net of subscriptions receivable, at November
         30, 1998, $.00001 par value, 50,000,000 shares
         authorized, 4,241,020 shares issued and outstanding                42              42
      Additional paid-in capital                                     1,654,984       1,654,984
      Accumulated deficit                                             (223,489)       (839,220)
                                                                   ------------    ------------

         Total Stockholders' Equity                                  1,431,537         815,806
                                                                   ------------    ------------

         Total Liabilities and Stockholders' Equity              $   4,900,621   $   4,291,403
                                                                   ============    ============


                       See notes to financial statements

                  Whitney American Corporation and Subsidiary
              CONSOLIDATED STATEMENT OF OPERATIONS OF THE COMPANY
                                  (Unaudited)

                                                       Six Months Ended
                                                         November 30,
                                                     1998              1997
                                                     ----              ----

REVENUE FROM SERVICES                          $   6,931,412     $   5,570,495

      COST OF SERVICES                             5,061,776         4,240,280
                                                 ------------      ------------

      GROSS PROFIT                                 1,869,636         1,330,215
                                                 ------------      ------------

OPERATING EXPENSES
      Overhead                                       685,442           579,025
      General and administrative                     468,242           457,418
                                                 ------------      ------------

          Total Operating Expenses                 1,153,684         1,036,443
                                                 ------------      ------------

INCOME FROM OPERATIONS                               715,952           293,772

OTHER INCOME
      Interest                                             -                 -
      Other                                            6,086            (3,231)

OTHER EXPENSES
      Interest                                      (106,270)         (121,335)
                                                 ------------      ------------

INCOME BEFORE INCOME TAXES                           615,768           169,206

      INCOME TAXES                                         -                 -
                                                 ------------      ------------

NET INCOME                                     $     615,768     $     169,206
                                                 ============      ============


Basic net income per common share              $        0.15     $        0.05
                                                 ============      ============

Weighted average common share outstanding          4,233,767         3,500,000
                                                 ============      ============

Diluted net income per common share            $        0.13     $        0.05
                                                 ============      ============

Weighted average common share outstanding          4,681,767         3,500,000
                                                 ============      ============

                       See notes to financial statements

                         WHITNEY AMERICAN CORPORATION
                                AND SUBSIDIARY
                      STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                    Six Months Ended
                                                                       November 30,
CASH FLOWS FROM OPERATIONS:                                       1998             1997
                                                                  ----             ----

Net Income                                                    $    615,768     $    169,206
Adjustments to reconcile net income to net cash:
      Depreciation and amortization                                240,229          164,948
      Loss on sale of assets                                                          3,387
Changes in operating assets and liabilities:
      accounts receivable                                         (525,216)         198,138
      accounts receivable - taxes                                        -                -
      accounts receivable - related party                                -                -
      prepaid expenses                                             (37,605)          26,482
      deposits                                                      (6,271)           5,790
      accounts payable and accrued expenses                        494,375         (237,860)
      accrued payroll and related liabilities                     (100,709)        (106,936)
      accounts payable - related party                                 945           51,636
      deferred rent                                                      -                -
                                                                -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          681,516          274,791
                                                                ===========      ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                         (292,131)        (113,265)
      Proceeds received from sale of fixed assets                        -                -
      Proceeds received from note receivable                        11,776           27,406
      Notes receivable funded                                            -                -
      Investment in related entity                                       -                -
                                                                -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                             (280,355)         (85,859)
                                                                ===========      ===========

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (payment) proceeds on line of credit                    (415,000)         (80,000)
      Payment of note payable                                      (50,902)               -
      Payment of notes payable - equipment                         (35,640)         (41,915)
      Proceeds of note payable                                           -
      Proceeds from equipment under capital lease                  183,398
      Payments on related party advances                           (45,992)         (51,636)
      Principal payments under capital lease obligations           (37,025)         (15,381)
      Proceeds from issuance of common stock                             -
      Equity adjustment due to stock agreement                           -
                                                                -----------      -----------

NET CASH USED IN FINANCING ACTIVITIES                             (401,161)        (188,932)
                                                                ===========      ===========

NET CHANGE IN CASH                                                       -                -

CASH, BEGINNING                                                      1,000            1,000
                                                                -----------      -----------

CASH, ENDING                                                  $      1,000     $      1,000
                                                                ===========      ===========

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                        $    106,270     $    121,335
                                                                ===========      ===========

                      See notes to financial statements.

                  WHITNEY AMERICAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Basis of Presentation and Consolidation
     ---------------------------------------

     The accompanying unaudited condensed consolidated financial statements of Whitney American Corporation (the "Company") and its wholly owned subsidiary, Kemron Environmental Services, Inc. ("Kemron") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The company acquired Kemron during fiscal year 1998 (see NOTE 2) and began presenting results on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the six months ended November 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1999 or for any other future period. Additional information is contained in the Annual Report on Form 10-KSB for the year ended May 31, 1998, which should be read in conjunction with this quarterly report.

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

     Federal Income Taxes
     --------------------

     No federal income tax has been provided for the six months ended November 30, 1998 due to the existence of unused net operating loss carryforwards.

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

NOTE 2 - MERGER

       On March 10, 1998, Kemron Environmental Services, Inc. ("Kemron") merged with and into Whitney American Corporation (the "Company"). Pursuant to the merger agreement, each outstanding share of Kemron common stock was converted into shares of the outstanding common stock of the Company. Upon consummation of the Merger, the stockholders of Kemron became the owners in the aggregate of approximately 86% of the outstanding common stock of the Company; and the directors and officers of Kemron became directors and officers of the Company. Prior to the Merger, the Company had no operating activities.

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


Item 2.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of November 30, 1998, the Company's working capital balance increased from $200,178 at May 31, 1998 to $828,079. This increase was the result of profits generated during the six month period. The current liabilities decreased by $65,080 but was more than offset by the increase in accounts receivable by $525,216. The increase in accounts receivable is primarily due to increased revenues during the first two quarters.

The Company maintains a line of credit of $1.8 million with a bank, secured by the Company's accounts receivable. The line of credit has provided a significant source of the Company's cash requirements. The actual balance on the line of credit will fluctuate during the period based on financing activities. There are no significant working capital requirements pending at November 30, 1998. The Company's available line of credit is expected to be sufficient to meet the Company's needs for the foreseeable future.

RESULTS OF OPERATIONS

Revenues for the first two quarters were $6,931,412, 24.4% higher than last year's first two quarter revenues of $5,570,495. The increase was the result of increased services performed for the core clients of the consulting operation, the State of Georgia and Union Carbide Corporation. In addition, the Company has been awarded a contract with Landrum & Brown for performing a Phase I Audit at Cleveland Hopkins Airport, $325,000 of the work has been completed through November 30, 1998. Furthermore, federal sector work with the Company's analytical service clients has increased, particularly AFCEE work with Brooks AFB and work with Los Alamos National Laboratory which combine for $260,000 of additional analytical services revenue for the first six months of this year versus prior year.

Gross profit was 27.0% and 23.9% of revenues for the quarters ending November 30, 1998 and 1997, respectively. The Company considers gross margin of 27.0% to be within the range for normal operations. Net income improved significantly for the six months ended November 30, 1998 with a 8.9% profit as compared to 3.0% for last year. The improvements of both gross profit and net income are attributed to the increased contract backlog of the consulting operation. These operations experienced both growth in staff resources and increased labor utilitization. A large portion of the consulting operation performs services under time and material contracts which can create changes in profit margins based on the Company's ability to maintain the necessary contract backlog to keep labor utilization at the optimal level.

SG&A expense was $468,242, up 2.4% from last year's first six months. The increase is attributed to the additional administrative support and marketing efforts that accompanied the company growth during the first six months of this year.

Interest expense was $106,270 for the six months ended November 30, 1998, a decrease of 12.4% as compared to last year. The company continues to strengthen its financial position, thereby reducing the borrowings from the lender's line of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended November 30, 1998, the Company's line of credit decreased by $415,000 to $1,075,000.

Cash flows provided by operating activities totaled $681,516 for the six months. Cash inflows consist primarily of net income for the six months of $615,768. Additional cash inflows stem from an increase in trade payables by $494,375. The change in trade payables was mostly offset by cash outflows in accounts receivable which increased $525,216. The increases in both trade payable and accounts receivable is the result of increased subcontractor and vendor support charged to projects for which receivable collections has yet to occur.

Cash used in investing activities totaled $280,355 for the first six months. The significant cash outflow relates to the continued commitment of the Company to provide the laboratory with instrumentation and equipment that is on the leading edge of technology. $292,131 of equipment purchases were incurred during the first six months.


PART II - OTHER INFORMATION

Item 6 - Exhibits and 8-K Filings

    (a) The Company filed the following Current Reports on Form 8-K during the three months ended November 30, 1998.

         Filing of Form 8-K on September 19, 1998 of Board of Directors action for Company's cancellation of common stock issued to CostaReal Corporation and Twenty-First Century Heritage Trust.

         Filing of Form 8-K on November 6, 1998 of the mutual agreement reached between the Company and Exeter Group, Inc. which approved the rescission to the original Stock Exchange Agreement dated March 10, 1998.

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