Form 10QSB
period 1999-02-28
WHITNEY AMERICAN CORP /CO
filed 1999-09-14
CIK 822658

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       ______________ TO ______________


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

         Yes                        No      X
             ----------                -----------
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, was not determinable.

At February 28, 1999, a total of 4,241,020 shares of common stock were outstanding.

                   Whitney American Corporation and Subsidiary
                    CONSOLIDATED BALANCE SHEET OF THE COMPANY
                                   (Unaudited)

                                                                      February 28,            May 31,
                                                                          1999                 1998
                                                                          ----                 ----
      ASSETS

CURRENT ASSETS
      Cash                                                         $        1,000       $        1,000
      Accounts receivable, net of allowance                             3,649,952            3,336,701
      Prepaid expenses and other assets                                   102,235               50,627
                                                                     -------------        -------------

           Total Current Assets                                         3,753,187            3,388,328

PROPERTY AND EQUIPMENT, cost
      Leasehold improvements                                              216,070              158,052
      Equipment                                                         2,250,122            2,326,841
      Automobiles                                                         253,631              188,546
      Furniture and fixtures                                               36,600               42,232
                                                                     -------------        -------------

                                                                        2,756,423            2,715,671

      Accumulated depreciation                                         (1,893,650)          (1,930,126)
                                                                     -------------        -------------

           Net Property and Equipment                                     862,773              785,545


OTHER ASSETS
      Intangibles, net of amortization                                     18,237               20,133
      Deferred tax asset                                                        -                    -
      Deposits                                                             62,614               62,804
      Note receivable                                                      24,924               34,593
                                                                     -------------        -------------

           Total Other Assets                                             105,775              117,530
                                                                     -------------        -------------


           Total Assets                                            $    4,721,735       $    4,291,403
                                                                     =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                        $    1,218,707       $      968,926
      Accrued payroll and related liabilities                             316,998              361,705
      Line of credit                                                    1,000,000            1,490,000
      Accounts payable - related party                                    109,318              147,174
      Note payable                                                              -               59,568
      Notes payable - related party                                             -               45,992
      Notes payable - equipment                                            52,296               61,873
      Capital lease liability                                             116,963               52,912
                                                                     -------------        -------------

           Total Current Liabilities                                    2,814,282            3,188,150

LONG-TERM DEBT
      Notes payable - related party, net of current maturities                  -                    -
      Notes payable - equipment, net of current maturities                159,913              201,557

                   Whitney American Corporation and Subsidiary
                    CONSOLIDATED BALANCE SHEET OF THE COMPANY
                                   (Unaudited)

                                                                      February 28,            May 31,
                                                                          1999                 1998
                                                                          ----                 ----
      Capital lease liability, net of current maturities                  219,816                85,890
                                                                     -------------         -------------

           Total Long-term Liabilities                                    379,729               287,447
                                                                     -------------         -------------

           Total Liabilities                                            3,194,011             3,475,597

STOCKHOLDERS' EQUITY
      Preferred stock, $.00001 par value, 5,000,000 shares
           authorized, none issued                                              -                     -
      Common Stock, net of subscriptions receivable, at November
           30, 1998, $.00001 par value, 50,000,000 shares
           authorized, 4,241,020 shares issued and outstanding                 42                    42
      Additional paid-in capital                                        1,654,984             1,654,984
      Accumulated deficit                                                (127,302)             (839,220)
                                                                     -------------         -------------

           Total Stockholders' Equity                                   1,527,724               815,806
                                                                     -------------         -------------

           Total Liabilities and Stockholders' Equity              $    4,721,735        $    4,291,403
                                                                     =============         =============

                        See notes to financial statements

                   Whitney American Corporation and Subsidiary
               CONSOLIDATED STATEMENT OF OPERATIONS OF THE COMPANY
                                   (Unaudited)

                                                    Nine Months Ended
                                                       February 28,
                                                  1999               1998
                                                  ----               ----

REVENUE FROM SERVICES                        $   9,874,870      $   7,890,514

       COST OF SERVICES                          7,207,123          5,987,926
                                               ------------       ------------

       GROSS PROFIT                              2,667,747          1,902,588
                                               ------------       ------------

OPERATING EXPENSES
       Overhead                                  1,070,430            855,544
       General and administrative                  747,062            672,279
                                               ------------       ------------

            Total Operating Expenses             1,817,492          1,527,823
                                               ------------       ------------

INCOME FROM OPERATIONS                             850,255            374,765

OTHER INCOME
       Interest                                          -                  -
       Other                                         9,549             (3,231)

OTHER EXPENSES
       Interest                                   (147,850)          (176,594)
                                               ------------       ------------

INCOME BEFORE INCOME TAXES                         711,954            194,940

       INCOME TAXES                                      -                  -
                                               ------------       ------------

NET INCOME                                   $     711,954      $     194,940
                                               ============       ============


Basic net income per common share            $        0.17      $        0.06
                                               ============       ============

Weighted average common share outstanding        4,294,536          3,500,000
                                               ============       ============

Diluted net income per common share          $        0.15      $        0.06
                                               ============       ============

Weighted average common share outstanding        4,742,536          3,500,000
                                               ============       ============

                        See notes to financial statements

                          WHITNEY AMERICAN CORPORATION
                                 AND SUBSIDIARY
                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                         Nine Months Ended
                                                                            February 28,
CASH FLOWS FROM OPERATIONS:                                          1999               1998
                                                                     ----               ----

Net Income                                                       $    711,954       $    194,940
Adjustments to reconcile net income to net cash:
       Depreciation and amortization                                  359,487            281,617
       Gain on sale of assets                                          (7,372)                 -
Changes in operating assets and liabilities:
       accounts receivable                                           (313,251)           230,470
       prepaid expenses                                               (51,608)            25,464
       deposits                                                           190                218
       accounts payable and accrued expenses                          249,781           (453,357)
       accrued payroll and related liabilities                        (44,707)          (137,231)
       accounts payable - related party                               (37,856)            39,305
                                                                   -----------        -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             866,618            181,426
                                                                   ===========        ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                           (444,447)          (223,667)
       Proceeds received from sale of fixed assets                     17,000                  -
       Proceeds received from note receivable                           9,669             13,082
                                                                   -----------        -----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                  (417,778)          (210,585)
                                                                   ===========        ===========

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (payment) proceeds on line of credit                      (490,000)            64,000
       Payment of note payable                                        (60,211)           (15,962)
       Payment of notes payable - equipment                           (51,222)           (67,216)
       Proceeds of note payable                                        24,800            100,000
       Proceeds of note payable - equipment                            55,000                  -
       Proceeds from equipment under capital lease                    183,398                  -
       Payments on related party advances                             (45,992)           (74,881)
       Principal payments under capital lease obligations             (64,613)           (14,756)
       Proceeds from issuance of common stock                               -             37,974
                                                                   -----------        -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (448,840)            29,159
                                                                   ===========        ===========

NET CHANGE IN CASH                                                          -                  -

CASH, BEGINNING                                                         1,000              1,000
                                                                   -----------        -----------

CASH, ENDING                                                     $      1,000       $      1,000
                                                                   ===========        ===========

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                           $    106,270       $    121,335
                                                                   ===========        ===========

                       See notes to financial statements.

                  WHITNEY AMERICAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Basis of Presentation and Consolidation
     ---------------------------------------

     The accompanying unaudited condensed consolidated financial statements of Whitney American Corporation (the "Company") and its wholly owned subsidiary, Kemron Environmental Services, Inc. ("Kemron") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The company acquired Kemron during fiscal year 1998 (see NOTE 2) and began presenting results on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1999 or for any other future period. Additional information is contained in the Annual Report on Form 10-KSB for the year ended May 31, 1998, which should be read in conjunction with this quarterly report.

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

     Federal Income Taxes
     --------------------

     No federal income tax has been provided for the nine months ended February 28, 1999 due to the existence of unused net operating loss carryforwards.

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


Item 2. Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of February 28, 1999, the Company's working capital balance increased from $200,178 at May 31, 1998 to $938,905. This increase was the result of profits generated during the nine month period. The current liabilities decreased by $373,868 and was mostly offset by the increase in accounts receivable by $313,251. The increase in accounts receivable is primarily due to increased revenues and billing activity during the first three quarters.

The Company maintains a line of credit of $1.8 million with a bank, secured by the Company's accounts receivable. The line of credit has provided a significant source of the Company's cash requirements. The actual balance on the line of credit will fluctuate during the period based on financing activities. There are no significant working capital requirements pending at February 28, 1999. The Company's available line of credit is expected to be sufficient to meet the Company's needs for the foreseeable future.

RESULTS OF OPERATIONS

Revenues for the first three quarters were $9,874,870, 25.1% higher than last year's first three quarter revenues of $7,890,514. The increase was the result of increased services performed for the core clients of the consulting operation, the State of Georgia and Union Carbide Corporation. In addition, the Company has been awarded a contract with Landrum & Brown for performing a Phase I Audit at Cleveland Hopkins Airport, $488,000 of the work has been completed through February 28, 1999. Furthermore, federal sector work with the Company's analytical service clients has increased, particularly AFCEE work with Brooks AFB and work with Los Alamos National Laboratory which combine for $358,000 of additional analytical services revenue for the nine months of this year versus prior year.

Gross profit was 27.0% and 24.1% of revenues for the nine months ending February 28, 1999 and 1998, respectively. The Company considers gross margin of 27.0% to
be within the range for normal operations.   Net income improved significantly
for the nine months ended February 28, 1999 with a 7.2% profit as compared to 2.5% for last year. The improvements of both gross profit and net income are attributed to the increased contract backlog of the consulting operation. These operations experienced both growth in staff resources and increased labor utilitization. A large portion of the consulting operation performs services under time and material contracts which can create changes in profit margins based on the Company's ability to maintain the necessary contract backlog to keep labor utilization at the optimal level.

SG&A expense was $747,062, up 11.1% from last year's first nine months. The increase is attributed to the additional administrative support and marketing efforts that accompanied the company growth during the first nine months of this year.

Interest expense was $147,850 for the nine months ended February 28, 1999, a
decrease of 16.3% as compared to last year.   The company continues to
strengthen its financial position, thereby reducing the borrowings from the lender's line of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended February 28, 1999, the Company's line of credit decreased by $490,000 to $1,000,000.

Cash flows provided by operating activities totaled $866,618 for the nine months. Cash inflows consist primarily of net income for the nine months of $711,954. Additional cash inflows stem from an increase in trade payables by $249,781. The change in trade payables was mostly offset by cash outflows in accounts receivable which increased $313,251. The increases in both trade payable and accounts receivable is primarily the result of increased subcontractor and vendor support charged to projects for which receivable collections has yet to occur.

Cash used in investing activities totaled $417,778 for the first nine months. The significant cash outflow relates to the continued commitment of the Company to provide the laboratory with instrumentation and equipment that is on the leading edge of technology. $444,447 of equipment purchases were incurred during the first nine months.


PART II - OTHER INFORMATION

Item 6 - Exhibits and 8-K Filings

    (a) The Company filed the following Current Reports on Form 8-K during the three months ended February 28, 1999.

         Filing of Form 8-K on January 5, 1999 for the resignation of Heatherlynn Colburn from the Board of Directors.



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