Form 10KSB
period 1999-05-31
WHITNEY AMERICAN CORP /CO
filed 1999-09-14
CIK 822658

                                  FORM 10-KSB

                   Annual report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                    For the fiscal year ended: May 31, 1999

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

     Yes __________     No _____  X_____


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenue for its most recent fiscal year.   $ 13,514,743
                                                          --------------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, was not determinable.

At May 31, 1999, a total of 4,266,020 shares of common stock were outstanding.

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

The customers of the laboratory and consulting services include both private sector clients and government or publicly funded entities. In fiscal 1999, the Company estimates that approximately 59% of its operating subsidiary's revenues were derived from private sector clients and 41% from government contracts.

The primary clients that represent 60% of the Company's operating subsidiary's sales include Union Carbide Corporation, Earth Tech, Landrum & Brown, State of Georgia, Department of Energy, U.S. Air Force, and the U.S. Army Corp of Engineers.


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


EMPLOYEES

Through the acquisition of the operating subsidiary Kemron Environmental Services, Inc., the Company now has 137 full-time employees, located at the Vienna, Virginia, Marietta, Ohio, and Atlanta, Georgia offices. This consists of senior management, professional staff, scientists, chemists, field technicians, and staff employees within the consulting services offices, the laboratory, and the headquarters facility. The staff employees include accounting, administrative, sales and clerical personnel.

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

Item 2.  Description of Property

As of May 31, 1999, the Company, through its operating subsidiary, leases four facilities and does not own any real estate. The headquarters office is combined with consulting office space in Vienna, VA (8500 square feet), a portion of which is subleased to another tenant (2900 square feet). The laboratory facility located in Marietta, OH represents the largest portion of leased space (18,000 square feet). Other consulting offices are located in Atlanta, GA (7500 square feet) and Marietta, OH (2000 square feet and separate from laboratory facility).

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

Item 4.  Submission of Matters to a Vote of Security Holders

None


                                    PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

Market Information

The Company's outstanding common shares were traded in extremely small volumes during this reporting period. The more recent trades have ranged in value from $.07 to $.09 per share. The Company's common stock is quoted "name only" in the over-the-counter market under the symbol "WHAM" on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. Although some trading activity has occurred over the past reporting year, there is no assurance that an active market ever will arise in the Company's shares.

                       FISCAL 1999
                          HIGH      LOW
                       -----------  ----
     First Quarter            5.75  0.62
     Second Quarter           1.03  0.07
     Third Quarter            0.10  0.06
     Fourth Quarter           0.07  0.07


Holders

The Company's common stock is held of record by approximately 178 persons, which does not include shares held in nominee or "street" name.

Dividends

The Company does not expect to pay cash dividends on its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

Item 6.  Financial Statements.

The following table reflects selected consolidated financial data for the Company for the two fiscal years ended May 31, 1999 and 1998.

---------------------------------------------------------------------------------------------------------
                                                                        For the Years Ending May 31,
---------------------------------------------------------------------------------------------------------
OPERATING DATA                                                           1999                 1998
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Contract revenues                                                         $   13,515           $   10,771
---------------------------------------------------------------------------------------------------------
Gross profit                                                                   3,950                2,792
---------------------------------------------------------------------------------------------------------
Income from operations                                                         1,170                  587
---------------------------------------------------------------------------------------------------------
Other income (expense)                                                          (170)                (475)
---------------------------------------------------------------------------------------------------------
Income before income taxes                                                     1,000                  112
---------------------------------------------------------------------------------------------------------
Net income                                                                     1,000                  112
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
---------------------------------------------------------------------------------------------------------
Net income per common share:
---------------------------------------------------------------------------------------------------------
     Basic                                                                      0.24                 0.03
---------------------------------------------------------------------------------------------------------
     Diluted                                                                    0.21                 0.03
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
---------------------------------------------------------------------------------------------------------
      Basic                                                                    4,237                3,541
---------------------------------------------------------------------------------------------------------
      Diluted                                                                  4,685                3,646
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
---------------------------------------------------------------------------------------------------------
Working capital                                                           $    1,080           $      200
---------------------------------------------------------------------------------------------------------
Total assets                                                                   4,949                4,291
---------------------------------------------------------------------------------------------------------
Long-term obligations                                                            338                  287
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                     1,819                  816
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

WHITNEY AMERICAN CORPORATION

Whitney American Corporation (WHAM) was incorporated on June 18, 1987 under the laws of the State of Delaware with the intended purpose of raising capital to acquire business concerns. Whitney American Corporation had not had any active business operations since April 1989, other than occasionally searching for a business to acquire, until the acquisition on March 10, 1998. In keeping with the Company's strategic business plan, the Company, on March 10, 1998 acquired Kemron Environmental Services, Inc. (Kemron). The company was acquired through a tax-free stock exchange agreement. Kemron, as the only operating entity of the Company, was considered the surviving company.


  FINANCIAL CONDITION OF THE COMPANY AT MAY 31, 1999 VS MAY 31, 1998

As stated above, except for a brief interlude in 1988, Whitney American (the Company) did not have any business operations or income since 1989, until it acquired Kemron as noted above. Therefore, the acquisition made Kemron the surviving company. Consequently, most of the financial information and data presented herein is the financial information and data pertaining to Kemron Environmental Services, Inc., the wholly-owned subsidiary of the Company.

The financial condition of the Company improved considerably for the fiscal year ended May 31, 1999 as compared to the prior fiscal year. Total stockholders equity increased 123% from $815,806 to $1,819,150 for the year ended May 31, 1999. The current ratio increased to 1.40 for the year ended May 31, 1999 as compared to 1.06 for the prior year. Net income generated in the current fiscal year was the main reason for the significantly improved financial position. The additional proceeds achieved from company profits have been applied towards the repayment of debt. The line of credit has decreased from $1,490,000 as of May 31, 1998 to $350,000 as of May 31, 1999.

Total assets increased by $658K while total liabilities decreased by $346K as of May 31, 1999 as compared to May 31, 1998. This is principally the result of increased revenues, especially in the final quarter of fiscal year 1999, which in turn generated increased client receivables as of May 31, 1999. Total accounts receivables were $439K higher as of May 31, 1999 compared to prior year. In addition, the company invested approximately $700K in new laboratory instruments and field equipment. After the depreciation provision, the net book value of property and equipment has increased by $216K as of May 31, 1999. The company has secured lease and financing arrangements for most all equipment acquisitions, thereby maintaining optimal credit availability.

These changes in financial condition improved the Company's credit position with its senior lender, allowing the credit line to be renegotiated to more favorable terms on the borrowing rate. The Company maintains a line of credit of $1.8 million with the bank, secured by the Company's accounts receivable.
The line of credit has provided a significant source of the Company's cash requirements. The actual balance on the line of credit will fluctuate during the period based on financing activities. There are no significant working capital requirements pending at May 31, 1999. The Company's available line of credit is expected to be sufficient to meet the Company's needs for the foreseeable future.

     RESULT FROM OPERATIONS AT MAY 31, 1999 VS MAY 31, 1998

The Company continued to demonstrate strong operating performance during the fiscal year ending May 31, 1999. The gross revenue increased by $2.8 million, a 26% from the previous fiscal year, while income from operations increased by $583,038, representing a 99% increase for the year ended May 31, 1999. Net income improved by a total of $887,243 for the year ended May 31, 1999, over seven times the net income of $112,401 reported for the prior fiscal year. Income per share increased from a $.03 per share in fiscal 1998 to $.24 per share for the current fiscal year.

The Company's performance for the current fiscal year was very positive. As there is every indication that the environmental industry has stabilized, the company continues to move towards penetrating additional markets and client base. The strong operating performance for the fiscal year ended May 31, 1999 was accomplished through several actions taken by management including, but not limited to the following:

     (1) Over the past two years, the Company has aggressively put forth a marketing plan to develop further diversification of existing client base, thereby minimizing any dependency on the Company's core clients. Fiscal year 1999 proved to be a successful achievement of this marketing effort, as new clients accounted for over $1M of sales for the consulting services group and $640 thousand of sales for the laboratory. The most significant contracts awarded with new clients include Landrum & Brown for phase I/II studies at Cleveland Hopkins Airport and Laroche Industries for risk management plans at their various plan sites.

     (2) The Company has made efforts to expand the service production capacity at the laboratory facility under three separate phases. The first phase has involved a significant investment in new laboratory instrumentation and robotic equipment, over $700,000 of purchased and leased equipment has been introduced to the facility in the past year to streamline processes and ensure the highest quality standards can be attained for the Company's laboratory clients. The second phase was the conversion of 1600 square feet of existing warehouse space into laboratory space. This buildout was completed in the Spring 1999 and has provided critical interim space requirements. These first two phases have combined to solve the problem of extending the lab's ceiling on service production capacity. Over the past two years, there have been time periods in which production capacity has become an issue as the lab continues to experience increased revenues and backlog.

          The third phase of the laboratory facility involves a proposed major expansion effort of 7500 square feet scheduled for completion in the Spring 2000. This added facility space will provide the laboratory enough capacity to increase to a $10M plus/annual revenue operation.

     (3) Further reductions have been achieved in overhead expenses for the fiscal year ended May 31, 1999. Office space has been realigned for both the Atlanta and Vienna offices. The Atlanta office was relocated in October 1998 to a building better configured to the consulting group's space requirements. In addition, the Vienna office was successful in consolidating its office space and securing a tenant to sublease the excess space. The amount of overhead labor stemming from "bench time" has decreased because of the increased contract work for the consulting group which has increased labor utilization.

     (4) Major enterprise-wide service agreements such as long distance phone service and professional liability insurance have been renegotiated during the fiscal year with additional rate reductions.

The encouraging operating performance of fiscal year 1999 is expected to continue and the Company will be looking towards further sales expansion by focusing on the primary services offered by the Company, while still devoting attention and resources to the diversification strategy. Some of the following accomplishments illustrate how the business goals are already being achieved:

     (1) The laboratory has established itself as one of the premiere operations for analytical services under both the Army Corp and AFCEE programs. This has fostered expansion of the federal sector work for the laboratory both through existing contracts and through outside consultant contracts, supporting their federal contacts as a subcontractor. The sales growth experienced over the past fiscal year in the laboratory operation has been mostly linked to this federal sector market.

     (2) Additional sites awarded under the Georgia Underground Storage Tank Program (GUST) contract along with the work involving the report reviews of other contractor's corrective action plans (CAP A and CAP B reports), providing additional $480 thousand of services under the GUST contract for fiscal year 1999.

     (3) Establishment of projects with new clients that are anticipated to cultivate long term relationships with expanded environmental services such as risk management planning, health and safety audits/training, water resources, waste water treatment, and UIC permitting. New accounts for the Company include Larouche Industries, Heavy Duty Electric, ConAgra, Texaco, and Coca-Cola Enterprises.

     Results Of Diversification Strategy

The Company, with the acquisition made in the fiscal year 1998, attempted to begin implementing its long term strategy of identifying viable companies for acquisition. The acquisition of Kemron provided the Company with a very reputable company in the environmental market to serve as a platform for its diversification strategy.

The Company has launched a new initiative by creating an Emerging Technologies Division within Kemron. The mission of the new initiative is to identify companies with new, innovative and emerging technologies and to assist those companies to meet and/or comply with regulatory requirements which the technologies may require and to also consult, advise and assist those companies with the commercialization of the technologies. The Company already has secured contracts from three companies with technologies in sludge reduction, waste odor control and water purification and is under discussion with several other companies with similar or related technologies. The Company hopes to be able to provide services using these technologies.

     Discussion Of Material Items

     (i)   Short term and long term liquidity

The Company's short and long term liquidity continues to improve as a result of the profits generated during the fiscal year 1999. Kemron's senior lender, just subsequent to the year ended May 31, 1999, renewed Kemron's working line of credit for a $1.8M borrowing capacity. Without lending for a line of credit, the Company would be adversely affected.

     (ii)  Internal and external sources of liquidity

The only internal sources of liquidity available to the Company are the earnings of it principal operating subsidiary, Kemron. External resources may become available depending on the success of the effort to raise equity capital. The Company has explored opportunities with outside investment groups for the possibility of raising equity capital for the Company. As of the reporting date, the Company does not have any such agreements and cannot make any predictions as to the success of this effort in the future.

     (iii) Material Commitments for Capital Expenditures and Expected Sources

The Company has approved the Marietta, Ohio facility expansion to consolidate both the laboratory and consulting offices. The development plans are preliminary but it is anticipated to involve approximately 12,500 square feet of new office and warehouse space which will adjoin the current laboratory facility. It is intended that this expansion effort will be financed through a bank under a conventional mortgage with an estimated cost of approximately $600 thousand.

As discussed earlier, the company has already incurred significant capital expenditures during fiscal year 1999 through purchases of laboratory equipment and further automation of all regional offices. The capital expenditures shall be limited over the forthcoming fiscal year, this will mostly entail the replacement of equipment that may be taken out of service. Total budgeted expenditures are not expected to exceed $250 thousand.

     (iv)  Known Trends, Events, or Uncertainties

The only known trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenue or income from continuing operations is the very positive rebound which the environmental industry, as a whole, seems to be experiencing. After four to five volatile years experiencing considerable shutdowns, bankruptcies, mega mergers and acquisitions, the industry seems to be stabilizing. This is particularly true in the environmental testing segment of the market. The Company anticipates that this trend will continue and that it will contribute towards its projected 10% increase in total revenue during the fiscal year ending May 31, 2000 which management believes will result in an increase to net revenue.

     (v) Significant elements of income or loss that do not arise from the Company's operations.

The fiscal year 1998 reported $249 thousand loss attributed to the failed merger of other subsidiaries. This was presented in the form of a note receivable write-off of $170 thousand and charges relating to the failed merger equalling $79 thousand. However, there were no significant income or loss events to report during fiscal year 1999.

     (vi)  Causes for Material Changes

There are no causes nor material changes in one or more line items of the Company's financial statements between the periods ending May 31, 1999 and May 31, 1998.

     (vii) Seasonal Aspects

The environmental market as a whole may be subject to seasonal factors, particularly harsh winters. Prolonged periods of cold temperatures impact the ability to conduct field activities which then may reverberate throughout the industry. While the engineering and consulting activities may be somewhat affected, Kemron's laboratory operation is very susceptible to this factor. Testing laboratories are volume sensitive operations with a substantial fixed operating cost. Strategic marketing of clients located in geographic areas with warm weather and careful planning are a prerequisite for profitable winter months. Kemron's laboratory operation experienced a very positive 1999 and 1998 winter, unlike the harsh winter of 1997, which resulted in a much improved fiscal 1999 performance by the laboratory.

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


Item 8. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.

On June 23, 1998, the Company engaged Reznick Fedder & Silverman P.C. to replace Gelfond Hochstadt Pangburn & Co. as its independent auditors. This change was necessary primarily as a result of logistical reasons with the Company's headquarters relocation to Vienna, VA.

                                   PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act.

Identification of Directors and Executive Officers

Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers hold office at the pleasure of the Board of Directors. The table below sets forth the name, age, position and tenure of each director and executive officer. Mr. Heishman, as secretary, is not considered "executive" officers. All Directors have tenures effective since March 10, 1998 when each individual assumed office following the Stock Exchange Agreement.

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

JUAN J. GUTIERREZ, 57, is Chairman and CEO of the Company. He has been Chairman and CEO of Kemron Environmental Services, Inc. since 1983, when he purchased Kemron. He is also Chairman and CEO of InterAmerica Technologies, Inc., a software development and systems integration company which he founded in 1971. Both companies have enjoyed rankings on the list of the 500 largest Hispanic-owned businesses compiled by Hispanic Business magazine. Mr. Gutierrez has received numerous achievements and community awards, including being selected by the U.S. Hispanic Chamber of Commerce as the 1984 Hispanic Businessman of the Year, and receiving the 1994 Small Business Administration's Lifetime Minority Business Achievement Award. He is a graduate of Pan American University at Edinberg, Texas.

JOHN M. DWYER, 39, is a Director of the Company and a Vice President of Kemron. Mr. Dwyer is responsible for the management and administration of Kemron's Consulting and Engineering Division, including profit and loss performance, as well as Kemron's marketing and business development. He has been with Kemron for over 19 years and brings a wealth of experience and expertise in the development, design, and execution of small and large scale environmental programs involving hazardous waste, site investigations, remedial construction, environmental assessments and permitting assistance services, as well as leaking underground storage tanks. Mr. Dwyer holds an A.S. degree in computer and electrical technology from the Southern Institute of Technology.

DAVID VANDENBERG, 43, is a Director of the Company, and a Vice President of Kemron. He is a 1979 graduate of the University of Wisconsin with degrees in Chemistry and Business. With 20 years of experience in the environmental field, through the changes in legislation, market conditions and growth of the environmental service industry. He has managed the growth of a 3 person environmental laboratory to a staff of over 80 professionals, and today Kemron's Ohio Valley Laboratory is one of the nation's largest, most respected environmental laboratories. Mr. Vandenberg is responsible for the laboratory's sales and marketing strategies, operation oversight and profit and loss performance.

JOHN S. HEISHMAN, 34, is the Secretary/Treasurer and a Director of the Company, and is responsible for Finance and Contract Administration for the Company. He has over 12 years of finance and accounting experience in both commercial and federal contracting. Mr. Heishman joined Kemron's management team in 1996 and has brought vast experience in forecasting/budgeting, cash management, financial analysis, corporate and operational accounting. Prior to joining Kemron, Mr. Heishman worked for Computer Sciences Corporation and in public accounting with Ernst & Young. He holds a BBA in accounting from James Madison University, and is a Certified Public Accountant in Virginia.

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

                                               Annual Compensation
                                                                    Other Annual
Name and Principal Position     Year      Salary        Bonus       Compensation
Juan J. Gutierrez, CEO          1999      $114,063      $91,000       $   -0-
                                1998      $ 50,000          -0-           -0-

John M. Dwyer,                  1999      $114,711      $45,500       $   -0-
Vice President                  1998        96,736       18,000       13,607

David Vandenberg,               1999      $108,519      $45,500       $   -0-
Vice President                  1998        96,736       22,500       13,607

Mark Wilbur, COO                1999      $    -0-      $   -0-       $   -0-
                                1998        16,908          -0-           -0-

The salary for Juan J. Gutierrez for fiscal year 1998 represents noncash compensation based on estimated services provided for the period. There was no accrual recognized for this salary, as it was treated as additional paid in capital to the Company.

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

                   .   All executive officers and
                       Directors as a group (4 persons)       3,833,332               81.3%

/1/Mr. Gutierrez is the sole owner of InterAmerica Technologies, Inc., and claims beneficial ownership of shares held by that entity.

/2/Include shares of the common stock subject to purchase upon the exercise of options granted under the Company's 1997 Compensatory Stock Option Plan, including 350,000 (Juan Gutierrez), 25,000 (John Dwyer), and 25,000 (David Vandenberg).

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


  (b) The Company filed the following Current Reports on Form 8-K during the three months ended May 31, 1999.

         Filing of Form 8-K on May 12, 1999 of Settlement Agreement between the Company and Costa Real Corporation, Coastline International, New Horizons, Heatherlynn Colburn, Charles Colburn III, Twenty First Century Trust, and Hector I. Hernandez, Sr.

         Filing of Form 8-K on April 26, 1999 for the resignation of Hector I. Hernandez from the Board of Directors.

  (c)    Financial statements and supplementary data.

         Financial Statements Independent Auditors' Report - Reznick, Fedder, & Silverman   F-1

         Consolidated Balance Sheets as of May 31, 1999 and 1998                            F-2

         Consolidated Statements of Operations for the years ended May 31, 1999 and 1998    F-3

          Consolidated Statements of Changes in Stockholders' Equity for the years
               ended May 31, 1999 and 1998                                                   F-4

          Consolidated Statements of Cash Flows for the years ended May 31, 1999 and 1998    F-5

          Notes to Financial Statements                                                      F-7


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

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Whitney American Corporation


     We have audited the accompanying consolidated balance sheets of Whitney American Corporation and Subsidiary, as of May 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitney American Corporation and Subsidiary as of May 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Reznick, Fedder & Silverman
-------------------------------
Bethesda, Maryland
July 28, 1999

                   Whitney American Corporation and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                              May 31, 1999 and 1998

                                            ASSETS
                                                                       1999            1998
                                                                   -------------   -------------
CURRENT ASSETS
    Cash                                                         $        1,000  $        1,000
    Accounts receivable, net of allowance
    of $199,963 and $172,830                                          3,775,797       3,336,701
    Prepaid expenses and other assets                                    94,989          50,627
                                                                   -------------   -------------

       Total current assets                                           3,871,786       3,388,328
                                                                   -------------   -------------



EQUIPMENT AND LEASEHOLD IMPROVEMENTS
    Leasehold improvements                                              244,566         158,052
    Equipment                                                         2,412,945       2,326,841
    Automobiles                                                         251,930         188,546
    Furniture and fixtures                                               36,186          42,232
                                                                   -------------   -------------

                                                                      2,945,627       2,715,671

    Less accumulated depreciation and amortization                    1,944,316       1,930,126
                                                                   -------------   -------------

       Net equipment and leasehold improvements                       1,001,311         785,545
                                                                   -------------   -------------



OTHER ASSETS
    Intangibles, net of amortization                                     17,744          20,133
    Deposits and other net assets                                        58,409          62,804
    Note receivable                                                           -          34,593
                                                                   -------------   -------------

       Total other assets                                                76,153         117,530
                                                                   -------------   -------------

       Total assets                                              $    4,949,250  $    4,291,403
                                                                   =============   =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                       1999             1998
                                                                   -------------    -------------
CURRENT LIABILITIES
    Line of credit                                               $      350,000   $    1,490,000
    Note payable, current maturities                                      3,829           59,568
    Notes payable - related party, current maturities                         -           45,992
    Notes payable - equipment, current maturities                       205,930           61,873
    Capital lease liability, current maturities                         142,127           52,912
    Accounts payable and accrued expenses                             1,572,344          968,926
    Accrued payroll and related liabilities                             412,216          361,705
    Due to related parties                                              105,745          147,174
                                                                   -------------    -------------

       Total current liabilities                                      2,792,191        3,188,150
                                                                   -------------    -------------

LONG-TERM DEBT
    Notes payable, net of current maturities                             19,343                -
    Notes payable - equipment, net of current maturities                 44,146          201,557
    Capital lease liability, net of current maturities                  274,420           85,890
                                                                   -------------    -------------

       Total long-term liabilities                                      337,909          287,447
                                                                   -------------    -------------

       Total liabilities                                              3,130,100        3,475,597
                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES                                                 -                -

STOCKHOLDERS' EQUITY
    Preferred stock, $.00001 par value, 5,000,000 shares
    authorized, none issued                                                   -                -
    Common Stock, net of subscriptions receivable, $.00001 par value,
    50,000,000 shares authorized, 4,266,020 and 4,211,020 shares
    issued and outstanding                                                   42               42
    Additional paid-in capital                                        1,658,684        1,654,984
    Retained earnings (accumulated deficit)                             160,424         (839,220)
                                                                   -------------    -------------

       Total stockholders' equity                                     1,819,150          815,806
                                                                   -------------    -------------

       Total liabilities and stockholders' equity                $    4,949,250   $    4,291,403
                                                                   =============    =============

                See notes to consolidated financial statements

                   Whitney American Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        Years ended May 31, 1999 and 1998

                                                                     1999             1998
                                                                ---------------  ---------------

REVENUE FROM SERVICES                                         $     13,514,743 $     10,771,227

COST OF SERVICES                                                     9,565,061        7,978,704
                                                                ---------------  ---------------

     GROSS PROFIT                                                    3,949,682        2,792,523
                                                                ---------------  ---------------

OPERATING EXPENSES
     Overhead                                                        1,436,764        1,184,625
     General and administrative                                      1,242,392          913,978
     Bad debts                                                         100,629          107,061
                                                                ---------------  ---------------

        Total operating expenses                                     2,779,785        2,205,664
                                                                ---------------  ---------------

INCOME FROM OPERATIONS                                               1,169,897          586,859

OTHER INCOME
     Interest                                                                -           10,775
     Gain on sale of assets                                             13,617                -
     Other                                                                 984                -
                                                                ---------------  ---------------

                                                                        14,601           10,775
                                                                ---------------  ---------------
OTHER EXPENSES
     Interest                                                         (184,854)        (219,734)
     Loss on sale of assets                                                  -          (15,932)
     Impairment of note receivable                                           -         (170,000)
     Failed merger costs                                                     -          (79,567)
                                                                ---------------  ---------------

                                                                      (184,854)        (485,233)
                                                                ---------------  ---------------

INCOME BEFORE INCOME TAXES                                             999,644          112,401

     INCOME TAXES                                                            -                -
                                                                ---------------  ---------------

NET INCOME                                                    $        999,644 $        112,401
                                                                ===============  ===============


Basic net income per common share                             $           0.24 $           0.03
                                                                ===============  ===============

Weighted average common share outstanding                            4,237,321        3,541,308
                                                                ===============  ===============

Diluted net income per common share                           $           0.21 $           0.03
                                                                ===============  ===============

Weighted average common share outstanding                            4,685,321        3,646,075
                                                                ===============  ===============

                See notes to consolidated financial statements

                   Whitney American Corporation and Subsidiary

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        Years ended May 31, 1999 and 1998

                                                                                        Retained
                                       Common stock               Additional            earnings
                                  --------------------------                          (accumulated
                                     Shares          Amount     paid-in capital         deficit)             Total
                                  -------------     --------    ----------------    -----------------    --------------
Balance, May 31, 1997                      315    $       3    $      1,612,300    $        (951,621)   $      660,682

     Redemption of common stock            (16)           -                (570)                   -              (570)

     Sale of common stock                   16            -              30,477                    -            30,477

     Stock issuance - Merger         4,053,173           37             (63,604)                   -           (63,567)

     Subscription receivable                 -            -             (13,000)                   -           (13,000)

     Stock options exercised           157,532            2              39,381                    -            39,383

     Additional paid in capital              -            -              50,000                    -            50,000

     Net income                              -            -                   -              112,401           112,401
                                  -------------     --------    ----------------    -----------------    --------------

Balance, May 31, 1998                4,211,020           42           1,654,984             (839,220)          815,806

     Stock issuance                     25,000            -               3,700                    -             3,700

     Stock options exercised            30,000            -                   -                    -                 -

     Net income                              -            -                   -              999,644           999,644
                                  -------------     --------    ----------------    -----------------    --------------

Balance, May 31, 1999                4,266,020    $      42    $      1,658,684    $         160,424    $    1,819,150
                                  =============     ========    ================    =================    ==============

                See notes to consolidated financial statements

                   Whitney American Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Years ended May 31, 1999 and 1998

                                                                                       1999              1998
                                                                                   --------------     ------------
Cash flows from operating activities
Net income                                                                       $       999,644    $     112,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                            455,924          353,110
(Gain) loss on sale of assets                                                            (13,617)          15,932
Allowance for doubtful accounts                                                           27,133          (65,785)
Impairment of note receivable                                                                  -          170,000
Failed merger costs                                                                            -           41,676
Additional paid in capital                                                                     -           50,000
Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                       (466,229)         131,754
       (Increase) decrease in prepaid expenses and other assets                          (44,362)         133,267
       (Increase) decrease in deposits                                                     4,395          (20,933)
       Increase (decrease) in accounts payable and accrued expenses                      607,118         (303,359)
       Increase (decrease) in accrued payroll and related liabilities                     50,511          (53,399)
       Increase (decrease) in accounts payable - related party                           (41,429)          10,306
                                                                                   --------------     ------------

Net cash provided by operating activities                                              1,579,088          574,970
                                                                                   --------------     ------------

Cash flows from investing activities
Purchases of property and equipment                                                     (307,214)        (300,479)
Proceeds received from sale of fixed assets                                               32,000            2,987
Proceeds received from discontinued operations                                                 -           29,423
Notes receivable funded                                                                        -         (184,500)
Proceeds from notes receivable                                                            34,593                -
                                                                                   --------------     ------------

Net cash used in investing activities                                                   (240,621)        (452,569)
                                                                                   --------------     ------------

Cash flows from financing activities
Net payment on line of credit                                                         (1,140,000)         (40,000)
Payment of note payable                                                                  (61,196)         (40,432)
Payment of notes payable - equipment                                                     (68,354)         (81,350)
Proceeds from note payable                                                                24,800          100,000
Proceeds from note payable - equipment                                                    55,000
Payments on related party advances                                                       (45,992)         (90,618)
Principal payments under capital lease obligations                                      (102,725)         (22,910)
Proceeds from issuance of common stock                                                         -           53,479
Redemption of common stock                                                                     -             (570)
                                                                                   --------------     ------------

Net cash provided by (used in) financing activities                                   (1,338,467)        (122,401)
                                                                                   --------------     ------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                                           -                -

Cash and cash equivalents, beginning                                                       1,000            1,000
                                                                                   --------------     ------------

Cash and cash equivalents, end                                                   $         1,000    $       1,000
                                                                                   ==============     ============

                See notes to consolidated financial statements

                   Whitney American Corporation and Subsidiary

                        Years ended May 31, 1999 and 1998

                                                                                      1999           1998
                                                                                   ------------   -----------
Supplemental disclosure of cash flows information:
Cash paid during the year for interest                                           $     184,854  $    176,594
                                                                                   ============   ===========

Supplemental disclosures of noncash transactions:
Liabilities assumed  in the acquisition of Whitney American Corporation          $     105,740  $    101,862
                                                                                   ============   ===========

Fair value of stock and options issued in connection with failed merger          $           -  $     37,891
                                                                                   ============   ===========

Fair value of stock issued in exchange for services                              $       3,700  $          -
                                                                                   ============   ===========

Liabilities for equipment under capital leases                                   $     380,469  $    145,211
                                                                                   ============   ===========

Salary contributed                                                               $           -  $     50,000
                                                                                   ============   ===========

                See notes to consolidated financial statements

                  Whitney American Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 1999 and 1998




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

2.  SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Consolidation
  ---------------------------------------

  The consolidated financial statements for the fiscal years ended May 31, 1999 and 1998 include the accounts and operations of the Company and its wholly owned subsidiary, Kemron. The Company acquired Kemron during the fiscal year 1998 (see note 3) and began presenting results of operations on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation.

  Concentration of Credit Risk
  ----------------------------

  The Company provides services to customers in multiple industries such as oil and gas, metals, chemicals, textiles and automotive. Approximately 41% of the Company's customer base is comprised of the federal and state governments.
  The majority of the Company's customers are located in the midwest, northeast, and southeast regions of the United States.

  Allowance for Doubtful Accounts
  -------------------------------

  The Company establishes an allowance for doubtful accounts based upon several factors, such as credit risk and analysis of specific customer accounts.

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998



2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                              May 31, 1999 and 1998


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

  Stock-Based Compensation
  ------------------------

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded (see note 16). The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire stock.

  Intangible Assets
  -----------------

  Intangible assets represent costs in excess of the net assets acquired by the Company and are being amortized by the straight-line method over 15 years, which is management's estimate of the remaining economic useful life.

  Impairment of Long-Lived Assets
  -------------------------------

  The Company complies with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amounts of net assets. Impairment, if any, is measured at fair value.

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998



2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Income Taxes
  ------------

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the liability method prescribed by SFAS No. 109, a deferred tax asset or liability is determined on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income.

  Net Income per Common Share
  ---------------------------

  Basic net income per common share is computed based upon the weighted average number of common shares outstanding during the period.

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

                                                                      Year ended                   Year ended
                                                                     May 31, 1999                 May 31, 1998
                                                                -----------------------        ------------------
Net income available to common shareholders (A)              $                 999,644     $             112,401
                                                                -----------------------        ------------------

Average outstanding:
Common stock (B)                                                             4,237,321                 3,541,308
Employee stock options                                                         448,000                   104,767
                                                                -----------------------        ------------------

Common stock and common stock equivalents (C)                                4,685,321                 3,646,075
                                                                -----------------------        ------------------

Earnings per share:
Basic (A/B)                                                  $                    0.24     $                0.03
                                                                =======================        ==================

Dilutive (A/C)                                               $                    0.21     $                0.03
                                                                =======================        ==================

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998


2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Fair Value of Financial Instruments
  -----------------------------------

  The following disclosure of estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information, assumptions and valuation methodologies.

  Notes Receivable

   Management believes that it is not practicable to estimate the fair value of notes because notes with similar characteristics are not available from the Company.

  Line of Credit and Notes Payable

   The carrying amounts approximate fair value.


3.   MERGER

  On March 10, 1998, Kemron Environmental Services, Inc. ("Kemron") merged with and into Whitney American Corporation ("Whitney"). Pursuant to the merger agreement, each outstanding share of Kemron common stock was converted into a share of common stock of Whitney. Upon consummation of the Merger, the stockholders of Kemron became the owners in the aggregate of approximately 86% of the outstanding common stock of Whitney; and the directors and officers of Kemron became directors and officers of Whitney. Prior to the Merger, Whitney had no operating activities.

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998


3.   MERGER (Continued)

  The Merger was treated as a reverse acquisition, with Kemron retaining the majority voting interest in the merged entity. A reverse acquisition is a business combination accounted for by the purchase method in which the continuing entity is not assumed to be the acquirer. The substance of the reverse acquisition is that of an initial public offering, and the acquisition costs incurred by the Company have therefore been treated as a reduction in paid-in capital. The Company has reflected in its consolidated financial statements the assets, liabilities and equity of Kemron at their historical book values. Accordingly, the consolidated results of the operations and financial position of the Company for periods and dates prior to the Merger are the historical results of the operations and financial position of Kemron for such period and dates.

  All historical shares of common stock and per-share amounts for periods prior to the Merger have been retroactively adjusted to reflect the Whitney shares issued to the Kemron shareholders at the time of the Merger.

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

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998

4.  SEGMENT INFORMATION (Continued)

 Sales, operating income (loss) and identifiable assets by reportable segment for the years ended May 31, 1999 and 1998 are as follows:

                     (Dollars in thousands)                                 1999                       1998
                                                                      -----------------          -----------------
Sales to unaffiliated customers:

Analytical services                                               $              7,071      $               6,182
Consulting services                                                              6,444                      4,589
                                                                      -----------------          -----------------

Total                                                             $             13,515      $              10,771
                                                                      =================          =================


Operating income (loss):

Analytical services                                               $                807      $                 586
Consulting services                                                                648                        177
Other                                                                             (285)                      (176)
                                                                      -----------------          -----------------

Total                                                             $              1,170      $                 587
                                                                      =================          =================


Identifiable assets:

Analytical services                                               $              2,458      $               1,875
Consulting services                                                              1,344                      1,283
                                                                      -----------------          -----------------

Total                                                             $              3,802      $               3,158
                                                                      =================          =================


                 Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998

5.  ACCOUNTS RECEIVABLE

  Accounts receivable consist of the following:

                                                                            1999                   1998
                                                                      -----------------      -----------------
Billed (includes retention of $212,412 and $196,599)              $          3,164,694 $            2,888,524

Unbilled                                                                       811,066                621,007

Less allowance for doubtful accounts                                          (199,963)              (172,830)
                                                                      -----------------      -----------------

                                                                  $          3,775,797  $           3,336,701
                                                                      =================      =================

  The unbilled receivables on long-term contracts consist primarily of month-end revenue accrued but not billed as of May 31, 1999 and 1998. Such billings occur in the following month.

  The retention balances reported as of May 31, 1999 and 1998 include amounts of $29,457 and $124,519, respectively, anticipated to be collected beyond 12 months from the balance sheet date.

6.    NOTES PAYABLE AND LINE OF CREDIT

 Notes payable and the line of credit at May 31, 1999 and 1998 consisted of the following:

                                                                                               1999                  1998
                                                                                        -------------------    -----------------
Line of credit with a bank, $1,800,000 payable on demand, bearing interest at
10.5%, secured by accounts receivable and the personal guarantee of the
corporation's majority stockholder.                                                    $           350,000   $        1,490,000
                                                                                        ===================    =================
Note payable with a bank, $100,000 term loan, monthly principal payments of
$8,333 plus interest at 10.5%, secured by equipment and personal guarantee of
majority stockholder.                                                                  $                 -   $           59,568
                                                                                        ===================    =================
Note payable with the lessor of the Atlanta office, $24,800 term loan, monthly
principal payments of $331 plus interest at 10%, for buildout of lease space           $            23,172   $                -
                                                                                        ===================    =================

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998


6.    NOTES PAYABLE AND LINE OF CREDIT (Continued)

 Maturities of long-term debt and the line of credit for the five years succeeding May 31, 1999 are as follows:

           May 31, 2000       $     353,829
                   2001               4,230
                   2002               4,673
                   2003               5,162
                   2004               3,568

7.  NOTES PAYABLE - EQUIPMENT

  Notes payable for equipment at May 31, 1999 and 1998 are as follows:

                                                                                             1999                  1998
                                                                                      -------------------    -----------------
Equipment notes bearing interest ranging from 8.4% to 10.75%. Interest is payable monthly with aggregate monthly principal payments of $8,903 with
maturities through February 2004. The notes are collateralized by equipment.         $           250,076   $          263,430

Less: current maturities                                                                        (205,930)             (61,873)
                                                                                      -------------------    -----------------

                                                                                     $            44,146   $          201,557
                                                                                      ===================    =================

  Maturities of notes payable - equipment for each of the five years succeeding May 31, 1999 are as follows:

           May 31, 2000       $            205,930
                   2001                     10,259
                   2002                     11,155
                   2003                     12,129
                   2004                     10,603
                                -------------------

                              $            250,076
                                ===================

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998

8.  OBLIGATIONS UNDER CAPITAL LEASES

  The Company leases computers and other equipment under capital leases with maturities through April 2003. The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of net minimum lease payments at May 31, 1999.



                                 May 31,  2000                                          $          185,260
                                          2001                                                     182,878
                                          2002                                                      88,442
                                          2003                                                      40,992
                                          2004                                                           -
                                                                                          -----------------

Total mimimum lease payments                                                                       497,572
Less amount representing interest                                                                  (81,025)
                                                                                          -----------------

Present value of net minimum lease payments                                                        416,547
Less current maturities                                                                           (142,127)
                                                                                          -----------------

Total non-current obligations under capital leases                                      $          274,420
                                                                                          =================

 Included in fixed assets are the following assets under capital leases:

                                                                       May 31, 1999         May 31, 1998
                                                                     -----------------    -----------------
Computers/office equipment                                         $           75,179   $           39,821
Automobiles                                                                   131,917              100,889
Other equipment                                                               705,707              508,657
                                                                     -----------------    -----------------

                                                                              912,803              649,367
Less accumulated depreciation                                                (409,930)            (288,477)
                                                                     -----------------    -----------------

                                                                   $          502,873   $          360,890
                                                                     =================    =================

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998
9.    COMMITMENTS AND CONTINGENCIES

  Office and Facilities Leases
  ----------------------------

  The Company conducts its operations in leased facilities under operating leases expiring at various dates through 2007. Approximate minimum rental commitments for five years as of May 31, 1999 are as follows:

           May 31, 2000   $           319,359
                   2001               323,322
                   2002               327,367
                   2003               331,496
                   2004               287,214

  Other facilities are leased under short-term agreements. Rent expense for all leases for the years ended May 31, 1999 and 1998, was $390,634 and $420,103, respectively.

  Equipment Leases
  ----------------

  The Company has entered into various equipment operating leases expiring between August 1999 and May 2003. Lease expense for the years ended May 31, 1999 and 1998, was $247,519 and $167,713, respectively. A schedule of the future minimum lease commitments for five years as of May 31, 1999 are as follows:

           May 31, 2000   $           244,978
                   2001               165,934
                   2002               121,039
                   2003                57,267
                   2004                     -

  Government Contracts
  --------------------

  Certain contracts with the federal government and state and local governments are subject to audit and adjustment, and the ultimate realization of revenues recognized is contingent upon the outcome of such audits. Revenue has been recorded in amounts expected to be realized in full upon final settlements with the respective contracting agency. As of May 31, 1998, an outstanding claim exists under a contract performed for the State of New York. An audit was conducted by a state-appointed firm and the audit findings noted questioned costs in the amount of $370,000. The Company has disputed the claim and there has been no indication that this matter will be pursued by the State of New York.

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998


9.    COMMITMENTS AND CONTINGENCIES (Continued)

  Legal Proceedings
  -----------------

  The Company is involved in two separate legal proceedings with former employees relating to discharge and discrimination. The former employees are requesting lost wages, damages and expenses of approximately $1,660,000. The outcomes in these cases are unknown; however, management believes it will prevail in its defense, and resolution of the matters will not have a material adverse effect on the financial statements.

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

  The Company will make annual matching contributions of three percent of the employee's Matched Compensation Deferral. The plan provides for a vesting of Company contributions to the employee over a period of six years. During the years ended May 31, 1999 and 1998, the Company's matching contributions totaled $63,618 and $51,922, respectively.

11.  RELATED PARTY TRANSACTIONS

  Due to Related Parties
  ----------------------

  An affiliated company provides computer and other services to the Company at cost. Certain expenses at headquarters facilities of the affiliated company such as administrative support, LAN and telecommunications support, and human resources are shared among the companies. During the years ended May 31, 1999 and 1998, annual expenditures totaled $289,992 and $285,142 at headquarters of the affiliated company, respectively, of which $89,790 and $80,880, respectively, were charged to the Company.

  As a result of the merger, (see note 3), a liability to two stockholders has been recorded. The amounts payable are noninterest bearing and payable upon demand.

  -----------------------

  Amounts due to affiliate and stockholders are as follows:


                                 May 31, 1999           May 31, 1998
                               -----------------      -----------------

Due to affiliate             $                -     $           37,729
Due to stockholders                     105,745                109,445
                               -----------------      -----------------

                             $          105,745     $          147,174
                               =================      =================

  Notes Payable - Related Party
  -----------------------------

  The Company issued two promissory notes payable to the Company's majority stockholder in the original amounts of $600,000. The notes bear interest at the rate of 10% per annum with monthly installments of principal and interest of $8,350. The amount of interest expense for the years ended May 31, 1999 and 1998, was $1,293 and $9,582, respectively.

  Rent Expense - Related Party
  ----------------------------

  The Company leases its Vienna, Virginia headquarters office from a related party under a sublease agreement. The amount of rent expense paid to the related party for the years ended May 31, 1999 and 1998 was $181,560 and $148,820, respectively.

  The Company leases its Marietta, Ohio office from a related party. The amount of rent expense paid to the related party for the years ended May 31, 1999 and 1998, was $125,304 and $125,304, respectively.

12.   INCOME TAXES

  As of May 31, 1999 and 1998, the Company has a net operating loss carryforward of approximately $261 thousand and $1.3 million, respectively, for income tax purposes, that expires in fiscal years ending 2009 through 2012, which may be used to reduce future taxable income and tax liabilities.

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998

12.   INCOME TAXES (Continued)

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.

  The provision for income tax consists of the following:


                                                                           May 31, 1999         May 31, 1998
                                                                         -----------------    -----------------
Current:
Federal                                                                $          324,895   $          (42,153)
State                                                                              63,482              (11,368)
                                                                         -----------------    -----------------

                                                                                  388,377              (53,521)
                                                                         -----------------    -----------------
Deferred:
Federal                                                                          (324,895)              42,153
State                                                                             (63,482)              11,368
                                                                         -----------------    -----------------

                                                                                 (388,377)              53,521
                                                                         -----------------    -----------------

                                                                       $                -   $                -
                                                                         =================    =================

The tax effects of temporary differences that give rise to deferred tax assets are as follows:
                                                                           May 31, 1999         May 31, 1998
                                                                         -----------------    -----------------
Net tax operating loss carryforwards                                   $          260,927   $        1,279,982
                                                                         =================    =================

Deferred tax assets                                                    $           91,351   $          461,306
Less valuation allowance                                                          (91,351)            (461,306)
                                                                         -----------------    -----------------

Net deferred tax asset                                                 $                -   $                -
                                                                         =================    =================

13.  MAJOR CUSTOMERS

  Earned revenue and the related accounts receivable from major customers are as follows:

                                                                                                  Accounts
                                                                        Earned Revenue           Receivable
                                                                       -----------------      -----------------
As of May 31, 1999

Private sector (seven customers)                                     $        4,027,336     $        1,026,011
                                                                       =================      =================

Public sector (four customers)                                       $        5,529,959     $          901,738
                                                                       =================      =================

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998

13.  MAJOR CUSTOMERS (Continued)

                                                                                              Accounts
                                                                         Earned Revenue      Receivable
                                                                      -----------------  -------------------
As of May 31, 1998

Private sector (six customers)                                      $        3,409,941   $          727,723
                                                                      =================    =================

Public sector (three customers)                                     $        3,795,510   $        1,159,322
                                                                      =================    =================

14.  DISCONTINUED OPERATIONS

  During fiscal year 1997, the Company discontinued its wholly-owned subsidiary, Kemron Construction Corporation. This construction company was established at the beginning of the fiscal year, but as a result of significant startup costs for the new business as well as the low profit margins experienced, the operation was terminated. In addition, the Cincinnati consulting office, which has historically demonstrated erratic profit with little contract backlog, was shutdown. The Cincinnati office performed in areas of NEPA services and cultural resource investigations, which were not an important component of the consulting group's strategy.

15. IMPAIRMENT OF NOTE RECEIVABLE

  In June 1997, the Company made a loan totaling $170,000 to a target company in a potential acquisition. The original note bore interest at 12% per annum and was due in 1997. Management subsequently broke-off acquisition discussion and has written-off the loan due to the target company's inability to repay the loan.

16.  STOCK COMPENSATION PLANS

  The Company adopted stock option plans in 1997 under which pools of 2,000,000 and 1,500,000 shares of the Company's common stock have been reserved. The plans are administered and terms of option grants are established by a committee appointed by the Board of Directors. Under terms of the plans, options may be granted to the Company's employees to purchase shares of common stock. Options become exercisable immediately upon grant and expire ten years from the date of the grant, six months after termination of employment without cause, or one year after death or permanent disability of the employee. The committee appointed by the Board of Directors determines the option price (not less than 85% fair market value) at the date of the grant. The Company has applied APB Opinion No. 25 and related Interpretations in accounting for the plans.

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998

16.  STOCK COMPENSATION PLANS (Continued)

  Had compensation cost been determined in accordance with FASB Statement No. 123, the Company's net income per share would have been the proforma amounts indicated below:


                                                                               Year Ended May 31,
                                                                   -------------------------------------------
                                                                         1999                     1998
                                                                   ------------------      -------------------
Net income
As reported                                                      $           999,644     $            112,401
Proforma                                                         $           999,644     $             32,910
Net income per common share - Basic:
As reported                                                      $              0.24     $               0.03
Proforma                                                         $              0.24     $               0.01
Net income per common share - Diluted:
As reported                                                      $              0.21     $               0.03
Proforma                                                         $              0.21     $               0.01

  All options granted during the years ended May 31, 1999 and 1998 were issued pursuant to the stock options plans. The fair value of each option granted under the plan is estimated on the date of grant using each option granted under the Black-Scholes option-pricing model. The following weighted average assumptions for 1999 were used: expected dividend yield of 0%, expected volatility rate of 200%, risk-free rate of 5.5% and expected lives of four years.

  During the fiscal year ending May 31, 1998, the Company granted options for 635,532 shares of common stock at the exercise price of $.25 per share. The Company granted no options prior to the fiscal year ending May 31, 1998. The options expire in 2008.

  The following depicts activity in the plans for years ended May 31, 1999 and 1998:

                                                                           Year Ended May 31, 1999
                                                                  ------------------------------------------
                                                                       Options               Per Share
                                                                     Outstanding          Exercise Price
                                                                  -------------------   --------------------
Outstanding May 31, 1998                                                     478,000    $              0.25
Options granted                                                                    -                      -
Options exercised                                                            (30,000)                  0.25
                                                                  -------------------

Outstanding May 31, 1999                                                     448,000
                                                                  ===================

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998

16.  STOCK COMPENSATION PLANS (Continued)

                                                                           Year Ended May 31, 1998
                                                                  ------------------------------------------
                                                                        Options              Per Share
                                                                      Outstanding          Exercise Price
                                                                  -------------------    -------------------

Outstanding May 31, 1997                                                           -      $               -
Options granted                                                              635,532                   0.25
Options exercised                                                           (157,532)                  0.25
                                                                  -------------------

Outstanding May 31, 1998                                                     478,000
                                                                  ===================

17.  FAILED MERGERS

  Concurrently with the Merger with and into Whitney (see note 3), the Company entered into a merger agreement with three additional entities: Exeter Group, Inc. ("Exeter"), Coastline International, Inc. ("Coastline"), and New Horizons, Inc. ("New Horizons"). As a result of management differences and the Company's lack of the management control over these entities, the Company entered into separate rescission agreements on October 19, 1998, April 26, 1998 and May 12, 1999, respectively, which collectively address the Company and Exeter, Coastline and New Horizons agreements that involved the return of the respective shares originally issued by the Company in connection with the failed mergers.

  Under terms of the settlement agreements, the Company was successful in recovering all but 190,973 shares of common stock and stock options for 135,532 shares of common stock, at the exercise price of $.25 per share, issued in connection with the failed mergers. The 190,973 shares and 135,532 stock options are deemed unrecoverable due to the shares being transferred to third parties and management's attempts to arrange for any form of repossession of these shares have failed.

  The failed merger costs, representing the fair value of the unrecoverable shares and stock options, have been treated as a increase in paid-in capital.

  Based on legal opinions received by management concerning the issuance of stock in the failed mergers, and the subsequent rescission agreements, management considers the failed mergers a nullity and void ab initio. Accordingly, the accounts and operations of Exeter, Coastline and New Horizons have been omitted from the Company's consolidated financial statements. All common stock, stock options and per-share amounts from the date of the failed mergers to May 31, 1999 have been retroactively adjusted to reflect the nullification of the issuance of the original stock and stock options.

                   Whitney American Corporation and Subsidiary

                              May 31, 1999 and 1998

18.  YEAR 2000 (Unaudited)

  The Company is in the process of upgrading its computer applications to ensure functionality with respect to the Year 2000. The Year 2000 issue affects most corporations and concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information relating to the Year 2000 and beyond. The Company believes it is pursuing appropriate courses of action to identify and address Year 2000 readiness.

  The principal operating functions that are dependent on information systems have been identified, primarily the accounting system and operating systems that support the laboratory instruments. Most of the related information systems have already been converted and tested for Year 2000 compliance. Any remaining Year 2000 initiatives are scheduled to be complete by mid-year 1999.

  The Company is giving consideration to the status of compliance by third party suppliers. Failure by third party suppliers to become Year 2000 compliant could impact the Company's ability to obtain products or services as scheduled, which could potentially result in delays in meeting client orders. The Company has undertaken initiatives to review the Year 2000 readiness of clients which are material to the Company's business. Failure by material customers to become Year 2000 compliant could result in the Company's inability to obtain or perform work on a timely basis for such customers, leading to delays in receipt of revenue.

  A formal contingency plan will not be formulated unless the Company identifies specific areas where there is substantial risk of Year 2000 problems occurring, and no such areas have been identified as of this date.

  The costs incurred by the Company through the fiscal year ended May 31, 1999 are approximately $50,000. The Company does not anticipate any future costs relating to Year 2000 compliance.