Form 10QSB
period 1999-08-31
WHITNEY AMERICAN CORP /CO
filed 1999-10-15
CIK 822658

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ______________ TO ______________


                        COMMISSION FILE NUMBER  0-22907


                         WHITNEY AMERICAN CORPORATION
              (Exact name of registrant as specified in charter)


              DELAWARE                                 54-1956957
    (State or other jurisdiction         (I.R.S. Employer Identification Number)
  of incorporation or organization)

          8150 Leesburg Pike,                             22182
     Suite 1200, Vienna, Virginia                       (Zip Code)
(Address of Principal Executive Offices)


                                (703) 893-0582
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X         No
        -----         -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, was not determinable.

At August 31, 1999, a total of 4,229,020 shares of common stock were outstanding.

                   Whitney American Corporation and Subsidiary
                   CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                   (Unaudited)

                                                                       August 31,           May 31,
                                                                          1999               1999
                                                                       ----------           -------
      ASSETS

CURRENT ASSETS
      Cash                                                         $          1,000   $           1,000
      Accounts receivable, net of allowance                               4,059,483           3,775,797
      Prepaid expenses and other assets                                      93,543              94,989
                                                                     ---------------    ----------------

         Total Current Assets                                             4,154,026           3,871,786

PROPERTY AND EQUIPMENT, cost
      Leasehold improvements                                                249,390             244,566
      Equipment                                                           2,615,035           2,412,945
      Automobiles                                                           354,322             251,930
      Furniture and fixtures                                                 41,691              36,186
                                                                     ---------------    ----------------

                                                                          3,260,438           2,945,627

      Accumulated depreciation                                           (2,059,364)         (1,944,316)
                                                                     ---------------    ----------------

         Net Property and Equipment                                       1,201,074           1,001,311

OTHER ASSETS
      Intangibles, net of amortization                                       17,251              17,744
      Deposits                                                               61,138              58,409
      Note receivable                                                             -                   -
                                                                     ---------------    ----------------

         Total Other Assets                                                  78,389              76,153
                                                                     ---------------    ----------------

         Total Assets                                              $      5,433,489   $       4,949,250
                                                                     ===============    ================


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                        $      1,132,337   $       1,572,344
      Accrued payroll and related liabilities                               328,306             412,216
      Line of credit                                                        900,000             350,000
      Accounts payable - related party                                      105,745             105,745
      Note payable                                                            3,920               3,829
      Notes payable - related party                                               -                   -
      Notes payable - equipment                                              96,331             205,930
      Capital lease liability                                               171,140             142,127
                                                                     ---------------    ----------------

         Total Current Liabilities                                        2,737,779           2,792,191

LONG-TERM DEBT
      Notes payable, net of current maturities                               18,237              19,343
      Notes payable - equipment, net of current maturities                  161,931              44,146
      Capital lease liability, net of current maturities                    328,434             274,420
                                                                     ---------------    ----------------

         Total Long-term Liabilities                                        508,602             337,909
                                                                     ---------------    ----------------

         Total Liabilities                                                3,246,381           3,130,100

STOCKHOLDERS' EQUITY
      Preferred stock, $.00001 par value, 5,000,000 shares
         authorized, none issued                                                  -                   -
      Common Stock, net of subscriptions receivable, at August 31,
         1999, $.00001 par value, 50,000,000 shares authorized,
         4,229,020 shares issued and outstanding                                 42                  42
      Additional paid-in capital                                          1,658,684           1,658,684
      Accumulated deficit                                                   528,382             160,424
                                                                     ---------------    ----------------

         Total Stockholders' Equity                                       2,187,108           1,819,150
                                                                     ---------------    ----------------

         Total Liabilities and Stockholders' Equity                $      5,433,489   $       4,949,250
                                                                     ===============    ================


                        See notes to financial statements

                   Whitney American Corporation and Subsidiary
               CONSOLIDATED STATEMENTS OF OPERATION OF THE COMPANY
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     August 31,
                                                                            1999                1998
                                                                            ----                ----
REVENUE FROM SERVICES                                               $        3,311,892  $        3,334,898

      COST OF SERVICES                                                       2,218,858           2,575,837
                                                                      -----------------   -----------------

      GROSS PROFIT                                                           1,093,034             759,061
                                                                      -----------------   -----------------

OPERATING EXPENSES
      Overhead                                                                 390,139             321,197
      General and administrative                                               331,191             248,916
                                                                      -----------------   -----------------

          Total Operating Expenses                                             721,330             570,113
                                                                      -----------------   -----------------

INCOME FROM OPERATIONS                                                         371,704             188,948

OTHER INCOME
      Interest                                                                       -                   -
      Other                                                                     27,827                   -

OTHER EXPENSES
      Interest                                                                 (31,574)            (56,516)
                                                                      -----------------   -----------------

INCOME BEFORE INCOME TAXES                                                     367,957             132,432

      INCOME TAXES                                                                   -                   -
                                                                      -----------------   -----------------

NET INCOME                                                          $          367,957  $          132,432
                                                                      =================   =================


Basic net income per common share                                   $             0.09  $             0.03
                                                                      =================   =================

Weighted average common share outstanding                                    4,229,020           4,226,515
                                                                      =================   =================

Diluted net income per common share                                 $             0.08  $             0.03
                                                                      =================   =================

Weighted average common share outstanding                                    4,714,020           4,623,705
                                                                      =================   =================

                       See notes to financial statements.

                          WHITNEY AMERICAN CORPORATION
                                 AND SUBSIDIARY
                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                   Three Months Ended
                                                                                       August 31,
CASH FLOWS FROM OPERATIONS:                                                  1999                   1998
                                                                             ----                   ----
Net Income (Loss)                                                     $         367,957      $        132,432
Adjustments to reconcile net income to net cash:
      Depreciation and amortization                                             124,726               120,449
      Gain on sale of assets                                                    (29,705)
      Allowance for doubtful accounts receivable
Changes in operating assets and liabilities:
      accounts receivable                                                      (283,686)             (361,037)
      accounts receivable - taxes                                                                           -
      accounts receivable - related party                                                                   -
      prepaid expenses                                                            1,446               (43,623)
      deposits                                                                   (2,729)               11,680
      accounts payable and accrued expenses                                    (440,007)              422,673
      accrued payroll and related liabilities                                   (83,910)              (79,826)
      accounts payabe - related party                                                 -                   348
      deferred rent                                                                   -                     -
                                                                        ----------------       ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (345,908)              203,096
                                                                        ================       ===============

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                      (329,927)             (204,930)
      Proceeds received from sale of fixed assets                                35,635                     -
      Proceeds received from discontinued operations                                                        -
      Notes receivable funded                                                                         (25,000)
      Investment in related entity                                                                          -
                                                                        ----------------       ---------------

NET CASH USED IN INVESTING ACTIVITIES                                          (294,292)             (229,930)
                                                                        ================       ===============

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (payment) proceeds on line of credit                                  550,000               (65,000)
      Payment of note payable                                                    (1,015)              (25,118)
      Payment of notes payable - equipment                                      (11,125)              (20,342)
      Proceeds of note payable - equipment                                       19,314                     -
      Proceeds from equipment under capital lease                               122,543               153,411
      Payments on related party advances                                              -               (24,100)
      Principal payments under capital lease obligations                        (39,517)              (17,017)
      Proceeds from issuance of common stock                                          -                25,000
      Equity adjustment due to stock agreement                                                              -
                                                                        ----------------       ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       640,200                26,834
                                                                        ================       ===============

NET CHANGE IN CASH                                                                    -                     -

CASH, BEGINNING                                                                   1,000                 1,000
                                                                        ----------------       ---------------

CASH, ENDING                                                          $           1,000      $          1,000
                                                                        ================       ===============

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                                $          31,573      $         56,520
                                                                        ================       ===============

                       See notes to financial statements.

                  WHITNEY AMERICAN CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED AUGUST 31, 1999
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Basis of Presentation and Consolidation
     ---------------------------------------

     The accompanying unaudited condensed consolidated financial statements of Whitney American Corporation (the "Company") and its wholly owned subsidiary, Kemron Environmental Services, Inc. ("Kemron") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The company acquired Kemron during fiscal year 1998 (see NOTE 2) and began presenting results on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2000 or for any other future period. Additional information is contained in the Annual Report on Form 10-KSB for the year ended May 31, 1999, which should be read in conjunction with this quarterly report.

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

     Federal Income Taxes
     --------------------

     No federal income tax has been provided for the three months ended August 31, 1999 due to the existence of unused net operating loss carryforwards.

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

NOTE 3 - SEGMENT INFORMATION

 The Company's reportable segments are strategic business units that offer different services. The Company has two reportable segments: analytical and consulting services. Analytical services include lab testing services for varying analytical programs such as NPDES, RCRA, CERCLA and OSHA. Consulting services provide investigations and assessment services at non-regulated contaminated sites and at sites covered by RCRA and CERCLA regulations, which investigations may include preliminary assessments, site investigations, groundwater assessments, remedial investigations, feasibility studies, and remedial action plans. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 1).

 Sales, operating income and identifiable assets by reportable segment for the three months ended August 31, 1999 and 1998 are as follows:

             (Dollars in thousands)             1999                 1998
                                          ----------------     ----------------
Sales to unaffiliated customers:

    Analytical services                   $      2,028,685     $      1,561,042
    Consulting services                          1,283,207            1,773,856
                                          ----------------     ----------------

    Total                                 $      3,311,892     $      3,334,898
                                          ================     ================

Operating income:

    Analytical services                   $        327,290     $         31,296
    Consulting services                             95,533              138,286
    Other                                          (54,866)             (37,150)
                                          ----------------     ----------------

    Total                                 $        367,957     $        132,432
                                          ================     ================

Identifiable Assets:

    Analytical services                   $      2,653,724     $      2,434,784
    Consulting services                          2,630,903            2,066,972
                                          ----------------     ----------------

    Total                                 $      5,284,627     $      4,501,756
                                          ================     ================

Item 2.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of August 31, 1999, the Company's working capital balance increased from $1,079,595 at May 31, 1999 to $1,416,247. This increase was the result of profits generated during the three month period. The current liabilities decreased by $54,412 while the accounts receivables increased by $283,686. The increase in accounts receivable is primarily due to increased revenues and billing activity during the first quarter.

The Company maintains a line of credit of $1.8 million with a bank, secured by the Company's accounts receivable. The line of credit has provided a significant source of the Company's cash requirements. The actual balance on the line of credit will fluctuate during the period based on financing activities. There are no significant working capital requirements pending at August 31, 1999. The Company's available line of credit is expected to be sufficient to meet the Company's needs for the foreseeable future.

RESULTS OF OPERATIONS

Revenues for the first quarter were $3,311,892, which represents a decrease of less than 1% from the last year's first quarter revenues of $3,334,898. The consistent revenue trend is the result of offsetting effects of decreased sales generated by the consulting services and the increased sales generated by the laboratory operation.

The laboratory received significant project awards from four of its existing clients. Although the laboratory has provided services to these clients over the past few fiscal years, the volume of work had increased by $499,000 in the current fiscal year for these particular clients as compared to the first quarter of fiscal year 1999. This constitutes the majority of the $467,000 increase in laboratory sales experienced in the quarter ended August 31, 1999 as compared to the same quarter in fiscal year 1999.

The consulting services reported a significant decline in first quarter revenues, a $491,000 decrease when compared to the quarter ended August 31, 1998. The decrease can be attributed to two specific projects that were significantly completed in the fiscal year ended May 31, 1999; a project for work at Cleveland Hopkins Airport and a state funded substance removal contract. The work at Cleveland Hopkins Airport has dropped off since fiscal year 1999. The contract for substance removal work ended prior to the first quarter of the current fiscal year. Both of these projects required extensive subcontractor support and, although they accounted for a combined $412,000 decrease of revenues for the quarter ending August 31, 1999 versus a year earlier, a large portion of these revenues were purchased services from outside subcontractors. As a result, the consulting services operation experienced minimal profit deterioration from this lost contract revenue.

Gross profit was 33.0% and 22.8% of revenues for the three months ending August 31, 1999 and 1998, respectively. The Company considers gross margin of 33.0% to
be within the range for normal operations.   Net income improved significantly
for the three months ended August 31, 1999 with a 11.1% profit as compared to 4.0% for the quarter ended August 31, 1998. The improvements of both gross profit and net income are attributed to the increased sales volume generated by the laboratory operation. The laboratory experiences significant increases in profit margins as a result of increased sales. This is due to the high level of fixed operating costs in the laboratory facility, sales that exceed the breakeven threshold will yield much larger profit percentages. This is illustrated with the increase of $499,000 in laboratory revenues that produced a corresponding increase of $296,000 in profit margins when comparing the first quarter of 1999 versus 1998

SG&A expense was $331,191 for the quarter ended August 31, 1999, up 33.1% from the first quarter of 1998. The increase is attributed to the additional marketing efforts as well as the recognition of the profit sharing plan that was implemented during fiscal year 1999.

Interest expense was $31,574 for the three months ended August 31, 1999, a
decrease of 44.1% as compared to last year.   The company continues to
strengthen its financial position, thereby reducing the borrowings from the lender's line of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended August 31, 1999, the Company's line of credit increased by $550,000 to $900,000. This was the result of increased payment activity with vendors and suppliers along with slowed collections on specific receivable accounts. These receivables are not considered by management to be impaired in any way.

Cash flows used in operating activities totaled $345,908 for the three months ended August 31, 1999. Cash outflows consist primarily of reductions in accounts payable and accrued expenses for the three months equalling $440,007. The net income for the three months was offset by an increases in the accounts receivable, these netted a $84,000 cash inflow.

Cash used in investing activities totaled $294,292 for the current year's first quarter. The significant cash outflow relates to the continued commitment of the Company to provide the laboratory with instrumentation and equipment that is on the leading edge of technology. $329,927 of equipment purchases were incurred during the first three months of the year.


PART II - OTHER INFORMATION

Item 6 - Exhibits and 8-K Filings

(a) The Company filed the following Current Reports on Form 8-K during the three months ended August 31, 1999.

     None


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

                                     DATED:   OCTOBER 14, 1999


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.