Form 10QSB
period 1999-11-30
WHITNEY AMERICAN CORP /CO
filed 2000-01-14
CIK 822658

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM ______________ TO ______________


                         COMMISSION FILE NUMBER 0-22907


                          WHITNEY AMERICAN CORPORATION
               (Exact name of registrant as specified in charter)


           DELAWARE                                     54-1956957
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

8150 Leesburg Pike, Suite 1200, Vienna, Virginia           22182
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

         Yes     X                  No
             -----------               ----------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, was not determinable.

At November 30, 1999, a total of 4,217,020 shares of common stock were outstanding.

                   Whitney American Corporation and Subsidiary
                   CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                   (Unaudited)

                                                                         November 30,           May 31,
                                                                             1999                1999
                                                                        ----------------    ----------------
      ASSETS

CURRENT ASSETS
      Cash                                                            $           1,000   $           1,000
      Accounts receivable, net of allowance                                   3,898,597           3,775,797
      Prepaid expenses and other assets                                          97,444              94,989
                                                                        ----------------    ----------------

          Total Current Assets                                                3,997,041           3,871,786

PROPERTY AND EQUIPMENT, cost
      Leasehold improvements                                                    253,059             244,566
      Equipment                                                               2,763,075           2,412,945
      Automobiles                                                               368,770             251,930
      Furniture and fixtures                                                     41,691              36,186
                                                                        ----------------    ----------------

                                                                              3,426,595           2,945,627

      Accumulated depreciation                                               (2,169,561)         (1,944,316)
                                                                        ----------------    ----------------

          Net Property and Equipment                                          1,257,034           1,001,311

OTHER ASSETS
      Intangibles, net of amortization                                           16,758              17,744
      Deposits                                                                   62,380              58,409
      Note receivable                                                                 -                   -
                                                                        ----------------    ----------------

          Total Other Assets                                                     79,138              76,153
                                                                        ----------------    ----------------

          Total Assets                                                $       5,333,213   $       4,949,250
                                                                        ================    ================


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                           $       1,029,974   $       1,572,344
      Accrued payroll and related liabilities                                   308,010             412,216
      Line of credit                                                            898,350             350,000
      Accounts payable - related party                                          105,745             105,745
      Note payable                                                                4,019               3,829
      Notes payable - equipment                                                  96,527             205,930
      Capital lease liability                                                   196,454             142,127
                                                                        ----------------    ----------------

          Total Current Liabilities                                           2,639,079           2,792,191

LONG-TERM DEBT
      Notes payable, net of current maturities                                   17,102              19,343
      Notes payable - equipment, net of current maturities                      134,934              44,146
      Capital lease liability, net of current maturities                        331,679             274,420
                                                                        ----------------    ----------------

          Total Long-term Liabilities                                           483,715             337,909
                                                                        ----------------    ----------------

          Total Liabilities                                                   3,122,794           3,130,100

STOCKHOLDERS' EQUITY
      Preferred stock, $.00001 par value, 5,000,000 shares
          authorized, none issued                                                     -                   -
      Common Stock, net of subscriptions receivable, at November 30,
          1999, $.00001 par value, 50,000,000 shares authorized,
          4,217,020 shares issued and outstanding                                    42                  42
      Additional paid-in capital                                              1,658,684           1,658,684
      Accumulated earnings                                                      551,693             160,424
                                                                        ----------------    ----------------

          Total Stockholders' Equity                                          2,210,419           1,819,150
                                                                        ----------------    ----------------

          Total Liabilities and Stockholders' Equity                  $       5,333,213   $       4,949,250
                                                                        ================    ================


                        See notes to financial statements

                   Whitney American Corporation and Subsidiary
               CONSOLIDATED STATEMENTS OF OPERATION OF THE COMPANY
                                   (Unaudited)

                                                           Six Months Ended
                                                             November 30,

                                                        1999                1998
                                                  -----------------   -----------------

REVENUE FROM SERVICES                           $        6,502,096  $        6,931,412

      COST OF SERVICES                                   4,631,655           5,061,776
                                                  -----------------   -----------------

      GROSS PROFIT                                       1,870,441           1,869,636
                                                  -----------------   -----------------

OPERATING EXPENSES
      Overhead                                             791,863             685,442
      General and administrative                           620,706             468,242
                                                  -----------------   -----------------

          Total Operating Expenses                       1,412,569           1,153,684
                                                  -----------------   -----------------

INCOME FROM OPERATIONS                                     457,872             715,952

OTHER INCOME
      Interest                                                   -                   -
      Other                                                 31,612               6,086

OTHER EXPENSES
      Interest                                             (65,285)           (106,270)
                                                  -----------------   -----------------

INCOME BEFORE INCOME TAXES                                 424,199             615,768

      INCOME TAXES                                          33,285                   -
                                                  -----------------   -----------------

NET INCOME                                      $          390,914  $          615,768
                                                  =================   =================


Basic net income per common share               $             0.09  $             0.15
                                                  =================   =================

Weighted average common share outstanding                4,217,020           4,233,767
                                                  =================   =================

Diluted net income per common share             $             0.08  $             0.13
                                                  =================   =================

Weighted average common share outstanding                4,665,020           4,681,767
                                                  =================   =================

                       See notes to financial statements.

                          WHITNEY AMERICAN CORPORATION
                                 AND SUBSIDIARY
                       STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                    Six Months Ended
                                                                                      November 30,
CASH FLOWS FROM OPERATIONS:                                                     1999               1998
                                                                            -------------      -------------

Net Income                                                                $      390,914     $      615,768
Adjustments to reconcile net income to net cash:
      Depreciation and amortization                                              245,573            240,229
      Gain on sale of assets                                                     (31,554)
Changes in operating assets and liabilities:
      accounts receivable                                                       (122,800)          (525,216)
      prepaid expenses                                                            (2,455)           (37,605)
      deposits                                                                    (3,971)            (6,271)
      accounts payable and accrued expenses                                     (542,021)           494,375
      accrued payroll and related liabilities                                   (104,206)          (100,709)
      accounts payabe - related party                                                  -                945
                                                                            -------------      -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (170,520)           681,516
                                                                            =============      =============

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                       (507,269)          (292,131)
      Proceeds received from sale of fixed assets                                 38,514                  -
      Proceeds received from note receivable                                           -             11,776
                                                                            -------------      -------------

NET CASH USED IN INVESTING ACTIVITIES                                           (468,755)          (280,355)
                                                                            =============      =============

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (payment) proceeds on line of credit                                   548,350           (415,000)
      Payment of note payable                                                     (2,048)           (50,902)
      Payment of notes payable - equipment                                       (37,926)           (35,640)
      Proceeds of note payable - equipment                                        19,314                  -
      Proceeds from equipment under capital lease                                196,266            183,398
      Payments on related party advances                                               -            (45,992)
      Principal payments under capital lease obligations                         (84,681)           (37,025)
                                                                            -------------      -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              639,275           (401,161)
                                                                            =============      =============

NET CHANGE IN CASH                                                                     -                  -

CASH, BEGINNING                                                                    1,000              1,000
                                                                            -------------      -------------

CASH, ENDING                                                              $        1,000     $        1,000
                                                                            =============      =============

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                                    $       65,285     $      106,270
                                                                            =============      =============


                       See notes to financial statements.

                   WHITNEY AMERICAN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Basis of Presentation and Consolidation
         ---------------------------------------

         The accompanying unaudited condensed consolidated financial statements of Whitney American Corporation (the "Company") and its wholly owned subsidiary, Kemron Environmental Services, Inc. ("Kemron") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The company acquired Kemron during fiscal year 1998 (see NOTE 2) and began presenting results on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the six months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2000 or for any other future period. Additional information is contained in the Annual Report on Form 10-KSB for the year ended May 31, 1999, which should be read in conjunction with this quarterly report.

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

         Federal Income Taxes
         --------------------

         Federal income tax has been provided for the six months ended November 30, 1999 based on estimates that include the existence of unused net operating loss carryforwards along with taxable income in excess of the available net operating loss carryforwards.

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

NOTE 2 - MERGER AND SUBSEQUENT UNWINDING AGREEMENT

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

         On November 29, 1999, the Company entered into an unwinding and stock exchange agreement with Kemron that calls for the desire of the shareholders to surrender the Company shares acquired in the March 10, 1998 merger agreement. These shares will then be cancelled in exchange for the returned shares of Kemron stock to the rescinding shareholders. Ultimately, the Company and Kemron will substantively return to the ownership position that existed prior to the original merger agreement. Approval for the unwinding and stock exchange agreement shall be brought to vote at a special stockholder meeting on January 20, 2000 before the agreement can be finalized.

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

    Sales, operating income and identifiable assets by reportable segment for the six months ended November 30, 1999 and 1998 are as follows:

                             (Dollars in thousands)             1999                 1998
                                                          -----------------     ----------------

        Sales to unaffiliated customers:

            Analytical services                        $             3,842   $            3,474
            Consulting services                                      2,660                3,457
                                                          -----------------     ----------------

            Total                                      $             6,502   $            6,931
                                                          =================     ================

        Operating income:

            Analytical services                        $               354   $              384
            Consulting services                                        174                  298
            Other                                                    (104)                 (66)
                                                          -----------------     ----------------

            Total                                      $               424   $              616
                                                          =================     ================
        Identifiable Assets:

            Analytical services                        $             2,908   $            2,512
             Consulting services                                     1,346                1,543
                                                          -----------------     ----------------

            Total                                      $             4,254   $            4,055
                                                          =================     ================

Item 2.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FINANCIAL CONDITION

As of November 30, 1999, the Company's working capital balance increased from $1,079,595 at May 31, 1999 to $1,354,262. This increase was the result of profits generated during the six month period. The current liabilities decreased by $149,412 while the accounts receivables increased by $122,800. The increase in accounts receivable is primarily due to increased revenues and billing activity during the first six months ended November 30, 1999.

The Company maintains a line of credit of $1.8 million with a bank, secured by the Company's accounts receivable. The line of credit has provided a significant source of the Company's cash requirements. The actual balance on the line of credit will fluctuate during the period based on financing activities. There are no significant working capital requirements pending at November 30, 1999. The Company's available line of credit is expected to be sufficient to meet the Company's needs for the foreseeable future.

RESULTS OF OPERATIONS

Revenues for the six months ended November 30, 1999 were $6,502,096, which represents a decrease of 6.2% from the last year's six month revenues of $6,931,412. The revenue decrease is the result of project delays experienced with the commencement of work at several client sites. Some of these projects are considered significant remediation sites. The revenue decreases were only experienced with the consulting operations, the laboratory operation continues to produce positive sales growth with 10.6% increase for the six months ended November 30, 1999 as compared to the same period in prior year.

The laboratory received significant project awards during the first six months of the current year, one existing client accounted for $440,000 of increased sales for the laboratory. There has been some volatility of sales with other existing clients for the first six months of the current year as acquisitions and reorganizations of the Company's client base have made sales and marketing efforts more difficult. However, the Company has remained well positioned to continue supporting these clients with the same, if not increased, level of laboratory services.

The consulting services reported a significant decline in revenues for the first six months of fiscal year 2000, a $797,000 decrease when compared to the same period ended November 30, 1998. The decrease can be attributed to two specific projects that were significantly completed in the fiscal year ended May 31, 1999; a project for work at Cleveland Hopkins Airport and a state funded substance removal contract. The work at Cleveland Hopkins Airport has dropped off since fiscal year 1999. The contract for substance removal work ended prior to the first quarter of the current fiscal year. Both of these projects required extensive subcontractor support and, although they accounted for a combined $644,000 decrease of revenues for the six months ended November 30, 1999 versus a year earlier, a large portion of these revenues were purchased services from outside subcontractors. As a result, the consulting services operation experienced minimal profit deterioration from this lost contract revenue.

Gross profit was 28.8% and 27.0% of revenues for the six months ending November 30, 1999 and 1998, respectively. The Company considers gross margin of 28.8% to be within the range for normal operations.

Net income decreased for the six months ended November 30, 1999 with a 6.5% profit as compared to 8.9% for the same period in the prior year. The improvement of gross profit is attributed to the increased sales volume generated by the laboratory operation. The laboratory experiences significant increases in profit margins as a result of increased sales. The decline in net income is the result of both client delays with commencing several remediation projects as well as additional labor activities of the Company in proposal efforts.

SG&A expense was $620,706 for the six months ended November 30, 1999, up 15.5% from the first six months of 1998. The increase is attributed to the additional marketing efforts as well as the recognition of the profit sharing plan that was implemented during fiscal year 1999.

Interest expense was $65,285 for the six months ended November 30, 1999, a decrease of 38.6% as compared to the same period for prior year. The company continues to strengthen its financial position, thereby reducing the borrowings from the lender's line of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended November 30, 1999, the Company's line of credit increased by $548,350 to $898,350. This was the result of increased payment activity with vendors and suppliers as illustrated by the $542,370 reduction in trade payables for the six months of the current year.

Cash flows used in operating activities totaled $170,520 for the six months ended November 30, 1999. Cash outflows consist primarily of reductions in accounts payable and accrued expenses for the six months as described above. This was partially offset by net income for the six months combined with the increased accounts receivable, these netted a $268,114 cash inflow.

Cash used in investing activities totaled $468,755 for the current year's first six months. The significant cash outflow relates to the continued commitment of the Company to provide the laboratory with instrumentation and equipment that is on the leading edge of technology. $507,269 of equipment purchases were incurred during the first six months ended November 30, 1999.


PART II - OTHER INFORMATION

Item 6 - Exhibits and 8-K Filings

(a) The Company filed the following Current Reports on Form 8-K during the six months ended November 30, 1999.

         Filing of Form 8-K on December 10, 1999 for the unwinding and stock exchange agreement between the Company, Kemron Environmental Services, Inc. and Kemron stockholders.


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

                                             DATED:   JANUARY 14, 2000


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                       Title                                             Date

         /s/  Juan J. Gutierrez             Chief Executive Officer, President          January 14, 2000
         ----------------------             and Chairman of the Board
         Juan J. Gutierrez

         /s/  John M. Dwyer                 Vice President                              January 14, 2000
         ------------------                 and Director
         John M. Dwyer

         /s/  Dave Vandenberg               Vice President                              January 14, 2000
         --------------------               and Director
         Dave Vandenberg

         /s/ John S. Heishman               Secretary, Treasurer                        January 14, 2000
         --------------------               and Director
         John S. Heishman