Form 10QSB
period 2000-02-29
WHITNEY AMERICAN CORP /CO
filed 2000-04-17
CIK 822658

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ______________ TO ______________


                        COMMISSION FILE NUMBER  0-22907


                         WHITNEY AMERICAN CORPORATION
              (Exact name of registrant as specified in charter)


          DELAWARE                                     54-1956957
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

8150 Leesburg Pike, Suite 1200,                            22182
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

     Yes      X          No ___________
        -----------
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, was not determinable.

At February 29, 2000, a total of 4,217,020 shares of common stock were outstanding.

                  Whitney American Corporation and Subsidiary
                  CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                  (Unaudited)


                                                       February 29,         May 31,
                                                           2000              1999
                                                           ----              ----
  ASSETS

CURRENT ASSETS
  Cash                                                $      1,000       $     1,000
  Accounts receivable, net of allowance                  4,076,942         3,775,797
  Prepaid expenses and other assets                        156,928            94,989
                                                      ------------       -----------

       Total Current Assets                              4,234,870         3,871,786

PROPERTY AND EQUIPMENT, cost
  Leasehold improvements                                   259,848           244,566
  Equipment                                              2,761,243         2,412,945
  Automobiles                                              368,770           251,930
  Furniture and fixtures                                    46,739            36,186
                                                      ------------       -----------

                                                         3,436,600         2,945,627

  Accumulated depreciation                              (2,286,760)       (1,944,316)
                                                      ------------       -----------

       Net Property and Equipment                        1,149,840         1,001,311

OTHER ASSETS
  Intangibles, net of amortization                          16,265            17,744
  Deposits                                                  65,261            58,409
  Note receivable                                                -                 -
                                                      ------------       -----------

       Total Other Assets                                   81,526            76,153
                                                      ------------       -----------

       Total Assets                                   $  5,466,236       $ 4,949,250
                                                      ============       ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses               $  1,167,310       $ 1,572,344
  Accrued payroll and related liabilities                  240,999           412,216
  Line of credit                                         1,124,703           350,000
  Accounts payable - related party                         105,745           105,745
  Note payable                                               4,121             3,829
  Notes payable - equipment                                 99,354           205,930
  Capital lease liability                                  201,878           142,127
                                                      ------------       -----------

       Total Current Liabilities                         2,944,110         2,792,191

LONG-TERM DEBT
  Notes payable, net of current maturities                  15,939            19,343
  Notes payable - equipment, net of current maturities      99,079            44,146
  Capital lease liability, net of current maturities       277,079           274,420
                                                      ------------       -----------

                  Whitney American Corporation and Subsidiary
                  CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                                  (Unaudited)


                                                                                       February 29,     May 31,
                                                                                           2000          1999
                                                                                           ----          ----
       Total Long-term Liabilities                                                         392,097       337,909
                                                                                       -----------   -----------

       Total Liabilities                                                                 3,336,207     3,130,100

STOCKHOLDERS' EQUITY
    Preferred stock, $.00001 par value, 5,000,000 shares
       authorized, none issued                                                                   -             -
    Common Stock, net of subscriptions receivable, at February 29,
       2000, $.00001 par value, 50,000,000 shares authorized,
       4,217,020 shares issued and outstanding                                                  42            42
    Additional paid-in capital                                                           1,658,684     1,658,684
    Accumulated earnings                                                                   471,303       160,424
                                                                                       -----------   -----------

       Total Stockholders' Equity                                                        2,130,029     1,819,150
                                                                                       -----------   -----------

       Total Liabilities and Stockholders' Equity                                      $ 5,466,236   $ 4,949,250
                                                                                       ===========   ===========

                              See notes to financial statements

                  Whitney American Corporation and Subsidiary
              CONSOLIDATED STATEMENTS OF OPERATION OF THE COMPANY
                                  (Unaudited)


                                                                               Nine Months Ended

                                                                         February 29,        February 28,
                                                                            2000                1999
                                                                            ----                ----
REVENUE FROM SERVICES                                                 $      9,199,069    $      9,874,870

      COST OF SERVICES                                                       6,745,708           7,207,123
                                                                      ----------------    ----------------

      GROSS PROFIT                                                           2,453,361           2,667,747
                                                                      ----------------    ----------------

OPERATING EXPENSES
      Overhead                                                               1,144,657           1,070,430
      General and administrative                                               918,726             747,062
                                                                      ----------------    ----------------

          Total Operating Expenses                                           2,063,383           1,817,492
                                                                      ----------------    ----------------

INCOME FROM OPERATIONS                                                         389,978             850,255

OTHER INCOME
      Interest                                                                       -                   -
      Other                                                                     31,612               9,549

OTHER EXPENSES
      Interest                                                                (110,924)           (147,850)
                                                                      ----------------    ----------------

INCOME BEFORE INCOME TAXES                                                     310,666             711,954

      INCOME TAXES                                                                   -                   -
                                                                      ----------------    ----------------

NET INCOME                                                            $        310,666    $        711,954
                                                                      ================    ================

Basic net income per common share                                     $           0.07    $           0.17
                                                                      ================    ================

Weighted average common share outstanding                                    4,217,020           4,294,536
                                                                      ================    ================

Diluted net income per common share                                   $           0.07    $           0.15
                                                                      ================    ================

Weighted average common share outstanding                                    4,665,020           4,742,536
                                                                      ================    ================

                      See notes to financial statements.

                         WHITNEY AMERICAN CORPORATION
                                AND SUBSIDIARY
                      STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                  Nine Months Ended
                                                                           February 29,          February 28,
CASH FLOWS FROM OPERATIONS:                                                    2000                  1999
                                                                               ----                  ----
Net Income                                                             $       310,666        $     711,954
Adjustments to reconcile net income to net cash:
      Depreciation and amortization                                            380,425              359,487
      Gain on sale of assets                                                   (31,554)              (7,372)
Changes in operating assets and liabilities:

      accounts receivable                                                     (301,145)            (313,251)
      prepaid expenses                                                         (61,939)             (51,608)
      deposits                                                                  (6,852)                 190
      accounts payable and accrued expenses                                   (405,034)             249,781
      accrued payroll and related liabilities                                 (171,217)             (44,707)
      accounts payable - related party                                                -              (37,856)
                                                                       ---------------        -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           (286,650)             866,618
                                                                       ===============        =============

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                     (529,332)            (444,447)
      Proceeds received from sale of fixed assets                               33,617               17,000
      Proceeds received from note receivable                                         -                9,669
                                                                       ---------------        -------------

NET CASH USED IN INVESTING ACTIVITIES                                         (495,715)            (417,778)
                                                                       ===============        =============

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (payment) proceeds on line of credit                                 774,703             (490,000)
      Payment of note payable                                                   (3,107)             (60,211)
      Payment of notes payable - equipment                                     (70,954)             (51,222)
      Proceeds of note payable                                                       -               24,800
      Proceeds of note payable - equipment                                      19,314               55,000
      Proceeds from equipment under capital lease                              196,266              183,398
      Payments on related party advances                                             -              (45,992)
      Principal payments under capital lease obligations                      (133,857)             (64,613)
                                                                       ---------------        -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            782,365             (448,840)
                                                                       ===============        =============

NET CHANGE IN CASH                                                                   -                    -

CASH, BEGINNING                                                                  1,000                1,000
                                                                       ---------------        -------------

CASH, ENDING                                                           $         1,000        $       1,000
                                                                       ===============        =============

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                                 $       110,922        $     106,270
                                                                       ===============        =============

                      See notes to financial statements.

                  WHITNEY AMERICAN CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Basis of Presentation and Consolidation
     ---------------------------------------

     The accompanying unaudited condensed consolidated financial statements of Whitney American Corporation (the "Company") and its wholly owned subsidiary, Kemron Environmental Services, Inc. ("Kemron") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The company acquired Kemron during fiscal year 1998 (see NOTE 2) and began presenting results on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the nine months ended February 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2000 or for any other future period. Additional information is contained in the Annual Report on Form 10-KSB for the year ended May 31, 1999, which should be read in conjunction with this quarterly report.

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

     Federal Income Taxes
     --------------------

     Federal income tax has been provided for the nine months ended February 29, 2000 based on estimates that include the existence of unused net operating loss carryforwards along with taxable income in excess of the available net operating loss carryforwards.

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

     The Merger was structured as a tax-free reorganization and was accounted for using the pooling-of-interest method.

     On November 29, 1999, the Company entered into an unwinding and stock exchange agreement with Kemron that calls for the desire of the shareholders to surrender the Company shares acquired in the March 10, 1998 merger agreement. These shares will then be cancelled in exchange for the returned shares of Kemron stock to the rescinding shareholders.
     Ultimately, the Company and Kemron will substantively return to the ownership position that existed prior to the original merger agreement. The approval for the unwinding and stock exchange agreement was scheduled for vote at a special stockholder meeting on January 20, 2000 in order to finalize the agreement. The stockholder vote was postponed indefinitely until an acceptable resolution could be reached on the tax implications identified to the former shareholders of Kemron. Subsequent to the November 29, 1999 unwinding agreement, it was determined through tax research that the treatment of this stock exchange would differ from the original structure of the March 10, 1998 agreement which was a tax-free exchange. A significant tax liability is believed to occur upon consummation of the unwinding agreement such that the substance of the agreement would be materially altered. The agreement continues to be evaluated and it is uncertain as to the probability of achieving a mutually acceptable agreeement.

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

  Sales, operating income and identifiable assets by reportable segment for the nine months ended February 29, 2000 and February 28, 1999 are as follows:

    (Dollars in thousands)                                                   2000                    1999
                                                                      -------------------      ------------------
               Sales to unaffiliated customers:

    Analytical services                                                    $        5,255      $            4,973

               Consulting services                                   3,944                   4,902
                                                       -------------------      ------------------

               Total                                   $             9,199      $            9,875
                                                       ===================      ==================

          Operating income:

               Analytical services                     $               229      $              426
               Consulting services                                      82                     286
                                                       -------------------      ------------------

               Total                                   $               311      $              712
                                                       ===================      ==================

          Identifiable Assets:

               Analytical services                     $             2,330      $            2,074
               Consulting services                                   1,443                   1,788
                                                       -------------------      ------------------

               Total                                   $             3,773      $            3,862
                                                       ===================      ==================

Item 2.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of February 29, 2000, the Company's working capital balance increased from $1,079,595 at May 31, 1999 to $1,290,760. This increase was the result of profits generated during the nine month period. The current liabilities increased by $151,919 while the accounts receivables increased by $301,145. The increase in accounts receivable is primarily due to increased revenues and billing activity during the first nine months ended March 29, 2000.

The Company maintains a line of credit of $1.8 million with a bank, secured by the Company's accounts receivable. The line of credit has provided a significant source of the Company's cash requirements. The actual balance on the line of credit will fluctuate during the period based on financing activities. There are no significant working capital requirements pending at February 29, 2000. The Company's available line of credit is expected to be sufficient to meet the Company's needs for the foreseeable future.

RESULTS OF OPERATIONS

Revenues for the nine months ended February 29, 2000 were $9,199,069, which represents a decrease of 6.2% from the last year's nine month revenues of $9,874,870. The revenue decrease is the result of project delays experienced with the commencement of work at several client sites. Some of these projects are considered significant remediation sites. The revenue decreases were only experienced with the consulting operations, the laboratory operation continues to produce positive sales growth with 5.7% increase for the nine months ended February 29, 2000 as compared to the same period in prior year.

The laboratory received significant project awards during the first nine months of the current year, one existing client accounted for $410,000 of increased sales for the laboratory. There has been some volatility of sales with other existing clients for the first nine months of the current year as acquisitions and reorganizations of the Company's client base have made sales and marketing efforts more difficult. However, the Company has remained well positioned to continue supporting these clients with the same, if not increased, level of laboratory services.

The consulting services reported a significant decline in revenues for the first nine months of fiscal year 2000, a $958,000 decrease when compared to the same period ended February 28, 1999. The decrease can be attributed to two specific projects that were significantly completed in the fiscal year ended May 31, 1999; a project for work at Cleveland Hopkins Airport and a state funded substance removal contract. The work at Cleveland Hopkins Airport has dropped off since fiscal year 1999. The contract for substance removal work ended prior to the first quarter of the current fiscal year. Both of these projects required extensive subcontractor support and, although they accounted for a combined $644,000 decrease of revenues for the nine months ended February 29, 2000 versus a year earlier, a large portion of these revenues were purchased services from outside subcontractors. As a result, the consulting services operation experienced minimal profit deterioration from this lost contract revenue.

Gross profit was 26.7% and 27.0% of revenues for the nine months ending February 29, 2000 and February 28, 1999, respectively. The Company considers gross margin of 26.7% to be within the range for normal operations. Net income decreased for the nine months ended February 29, 2000 with a 3.4% profit as compared to 7.2% for the same period in the prior year. The improvement of gross profit is attributed to the increased sales volume generated by the laboratory operation. The laboratory experiences significant increases in profit margins as a result of increased sales. The decline in net income is the result of both client delays with commencing several remediation projects as well as additional labor activities of the Company in proposal efforts.

SG&A expense was $918,726 for the nine months ended February 29, 2000, up 22.9% from the first nine months of 1999. The increase is attributed to the additional marketing efforts as well as the recognition of the profit sharing plan that was implemented during fiscal year 1999.

Interest expense was $110,924 for the nine months ended February 29, 2000, a decrease of 25.0% as compared to the same period for prior year. The company continues to strengthen its financial position, thereby reducing the borrowings from the lender's line of credit. Although the line of credit had dropped considerably at the end of fiscal year 1999, the decline in borrowing occurred almost entirely in the final quarter of fiscal year 1999. The average outstanding balance of the line over the nine month period ending February 28, 1999 was approximately $300,000 higher than the same period ending February 29, 2000. This resulted in interest savings for the current fiscal year.

YEAR 2000

The company experienced a near flawless Year 2000 transition with the various computer applications and hardware. The necessary courses of action were put forth over the past 18 months under the company's Year 2000 readiness program. As of the filing date, there were no other compliance issues identified with the company's third party suppliers.

The most substantial risk areas have been assessed with the entry to Year 2000 and there is no indication that there has been any impairment to the company's operation that resulted from computer applications inability to process date-sensitive information. Any undetected errors that may still exist are not believed to be a significant risk to the company's operation.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended February 29, 2000, the Company's line of credit increased by $774,703 to $1,124,703. This was the result of increased payment activity with vendors and suppliers as illustrated by the $405,034 reduction in trade payables for the nine months of the current year. In addition, the purchases of capital equipment for the same period has required additional borrowings from the line of credit.

Cash flows used in operating activities totaled $286,650 for the nine months ended February 29, 2000. Cash outflows consist primarily of reductions in accounts payable and accrued expenses for the nine months as described above.

Cash used in investing activities totaled $495,715 for the current year's first nine months. The significant cash outflow relates to the continued commitment of the Company to provide the laboratory with instrumentation and equipment that is on the leading edge of technology. $529,332 of equipment purchases was incurred during the first nine months ended February 29, 2000.

PART II - OTHER INFORMATION

Item 6 - Exhibits and 8-K Filings

 (a) The Company filed the following Current Reports on Form 8-K during the nine months ended February 29, 2000.

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

                                   DATED: APRIL 14, 2000

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                         Title                            Date
     /s/ Juan J. Gutierrez         Chief Executive Officer, President      April 14, 2000
     ----------------------
     Juan J. Gutierrez             and Chairman of the Board

     /s/ John M. Dwyer             Vice President                          April 14, 2000
     ----------------------
     John M. Dwyer                 and Director

      /s/ Dave Vandenberg          Vice President                          April 14, 2000
     ----------------------
     Dave Vandenberg               and Director

     /s/ John S. Heishman          Secretary, Treasurer                    April 14, 2000
     ----------------------
     John S. Heishman              and Director