Form 10KSB
period 2000-05-31
WHITNEY AMERICAN CORP /CO
filed 2000-09-14
CIK 822658

                                  FORM 10-KSB


                  Annual report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                    For the fiscal year ended: May 31, 2000

                         WHITNEY AMERICAN CORPORATION
              (Exact name of registrant as specified in charter)

                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)

          0-22907                                        54-1956957
   (Commission File Number)              (I.R.S. Employer Identification Number)

            8150 Leesburg Pike, Suite 1200, Vienna, Virginia  22182
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

     Yes      X              No __________
           -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The registrant's revenue for its most recent fiscal year.        $ 12,592,855
                                                               --------------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, was not determinable.

At May 31, 2000, a total of 4,217,020 shares of common stock were outstanding.

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

Consulting and Engineering Services Group
-----------------------------------------

The Company, through its operating subsidiary, provides services under four separate regional consulting offices located in Atlanta, Georgia; Marietta, Ohio; Vienna, Virginia and Charleston, West Virginia. Environmental consulting services are performed for a wide variety of governmental and private-sector clients, predominantly in the areas of water pollution control, and investigation and remediation of soils and ground waters that have been contaminated with hazardous or non-hazardous contaminants. The consulting activities involve providing expert scientific, engineering, and regulatory policy analyses to clients that are regulated directly under various federal, state, and local environmental laws and regulations. The remediation services involve providing design, fabrication, installation and operations and maintenance of technologies to reduce the levels of contamination in soils and ground waters.

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

Other services provided through the Company's operating subsidiary include asbestos services such as asbestos surveys, abatement design and abatement monitoring programs. Additional services include; lead based paint assessments, monitoring, and remediation; wetland delineation and mapping, permitting, functional value assessment, and mitigation/restoration; and ecological investigations concerning the effects of effluents and land-disturbing activities on aquatic biota..

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

The customers of the laboratory and consulting services include both private sector clients and government or publicly funded entities. In fiscal 2000, the Company estimates that approximately 59% of its operating subsidiary's revenues were derived from private sector clients and 41% from government contracts.

The primary clients that represent 60% of the Company's operating subsidiary's sales include Union Carbide Corporation, Earth Tech, Landrum & Brown, State of Georgia, Columbia Gas, Versar, IT Corporation, U.S. Air Force, and the U.S. Army Corp of Engineers.

LICENSES

The Company, through its operating subsidiary, is licensed and/or certified in all jurisdictions where required in order to conduct its operations. In addition, certain management and staff members are licensed and/or certified by various governmental agencies as professional engineers, professional geologists, subsurface evaluators, hazardous materials manager, remedial site manager, asbestos supervisors, and asbestos inspectors.

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

EMPLOYEES

Through the acquisition of the operating subsidiary Kemron Environmental Services, Inc., the Company now has 145 full-time employees, located at the Vienna, Virginia; Marietta, Ohio; Atlanta, Georgia and Charleston, West Virginia offices. This consists of senior management, professional staff, scientists, chemists, field technicians, and staff employees within the consulting services offices, the laboratory, and the headquarters facility. The staff employees include accounting, administrative, sales and clerical personnel.

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

Item 2.  Description of Property

As of May 31, 2000, the Company, through its operating subsidiary, leases five facilities and does not own any real estate. The headquarters office is combined with consulting office space in Vienna, VA (8500 square feet), a portion of which is subleased to another tenant (3800 square feet). The laboratory facility located in Marietta, OH represents the largest portion of leased space (18,000 square feet) plus an expansion completed in May 2000 (additional 12,000 square feet). Other consulting offices are located in Atlanta, GA (7500 square feet) and Marietta, OH (2000 square feet and separate from laboratory facility). An expansion of the existing laboratory facility was completed around the same time as the Company's May 2000 yearend. This expansion has added approximately 12,500 square feet that will be shared by both the laboratory and the consulting office in Marietta, OH. The Marietta consulting group will be vacating the other lease space in June 2000 and terminating its current lease.

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

Item 3.  Legal Proceedings

The Company has two separate lawsuits pending that involve employment practices. The outcome of both of these lawsuits has been finalized or is near settlement as of the filing date of this report. The aggregate value of the two settlements is expected to equal $35,000 plus the Company's legal fees associated with the defense of these claims.

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

                                FISCAL 2000
                               HIGH      LOW
                               ----      ----
          First Quarter        0.07      0.07

          Second Quarter           0.07  0.07
          Third Quarter            0.07  0.07
          Fourth Quarter           0.07  0.07

Holders

The Company's common stock is held of record by approximately 178 persons, which does not include shares held in nominee or "street" name.

Dividends

The Company does not expect to pay cash dividends on its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

Item 6.  Financial Statements.

The following table reflects selected consolidated financial data for the Company for the two fiscal years ended May 31, 2000 and 1999.

-------------------------------------------------------------------------------
                                                 For the Years Ending May 31,
-------------------------------------------------------------------------------
OPERATING DATA                                     2000                 1999
-------------------------------------------------------------------------------
                                                        (in thousands)
-------------------------------------------------------------------------------
Contract revenues                               $12,593              $13,515
-------------------------------------------------------------------------------
Gross margin                                      3,365                3,950
-------------------------------------------------------------------------------
Income from operations                              403                1,170
-------------------------------------------------------------------------------
Other income (expense)                             (131)                (170)
-------------------------------------------------------------------------------
Income before income taxes                          272                1,000
-------------------------------------------------------------------------------
Net income                                          228                1,000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
COMMON SHARE DATA
-------------------------------------------------------------------------------
Net income per common share:
-------------------------------------------------------------------------------
     Basic                                         0.05                 0.24
-------------------------------------------------------------------------------
     Diluted                                       0.05                 0.21
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Weighted average common shares outstanding
-------------------------------------------------------------------------------
      Basic                                       4,229                4,237
-------------------------------------------------------------------------------
      Diluted                                     4,658                4,685
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
BALANCE SHEET DATA
-------------------------------------------------------------------------------
Working capital                                 $ 1,009              $ 1,050
-------------------------------------------------------------------------------
Total assets                                      5,422                4,949
-------------------------------------------------------------------------------
Long-term obligations                               651                  338
-------------------------------------------------------------------------------
Total stockholders' equity                        2,047                1,819
-------------------------------------------------------------------------------

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


     Financial Condition of the Company at May 31, 2000 vs May 31, 1999

As stated above, except for a brief interlude in 1988, Whitney American (the Company) did not have any business operations or income since 1989, until it acquired Kemron. Therefore, the acquisition made Kemron the surviving company. Consequently, most of the financial information and data presented herein is the financial information and data pertaining to Kemron Environmental Services, Inc., the wholly-owned subsidiary of the Company.

The financial condition of the Company continued to improve for the fiscal year ended May 31, 2000. Total stockholders equity increased 12.5% from $1,819,150 to $2,046,881 for the year ended May 31, 2000. The current ratio dropped slightly to 1.37 for the year ended May 31, 2000 as compared to 1.38 for the prior year. Net income generated in the current fiscal year provided the working capital to improve the financial position. The additional proceeds achieved from these company profits have been applied towards the repayment of debt. The line of credit has increased from $350,000 as of May 31, 1999 to $703,848 as of May 31, 2000. The line of credit balance as of the end of this reporting period is considered in the normal range given the Company's working capital requirements.

Total assets increased by $472,370 while total liabilities increased by $244,639 as of May 31, 2000 as compared to May 31, 1999. This is principally the result of capital expenditures that occurred during the current fiscal year. The Company invested approximately $950,000 in new laboratory instruments, remediation systems and field equipment. Of this equipment, approximately $650,000 was acquired under capital lease arrangements. The company continues to secure lease and financing arrangements for most all equipment acquisitions, thereby maintaining optimal credit availability. After the depreciation provision, the net book value of property and equipment has increased by approximately $431,000 as of May 31, 2000.

These changes in financial condition improved the Company's credit position with its senior lender, allowing the credit line to remain at favorable terms on the borrowing rate. The Company maintains a line of credit of $1.8 million with the bank, secured by the Company's accounts receivable. The line of credit has provided a significant source of the Company's cash requirements. The actual balance on the line of credit will fluctuate during the period based on financing activities. There are no significant working capital requirements pending at May 31, 2000. The Company's available line of credit is expected to be sufficient to meet the Company's needs for the foreseeable future.

     Result from Operations at May 31, 2000 vs May 31, 1999

The Company experienced a modest decline in the service revenue for the fiscal year ending May 31, 2000 which in turn resulted in decreased operating results. The gross revenue decreased by approximately $922,000, a 6.8% decline from the previous fiscal year, while income from operations decreased by approximately $585,000, representing a 14.8% decrease for the year ended May 31, 2000. This resulted in a net income decrease of approximately $728,000 for the year ended May 31, 2000, before incomes taxes. Income per share decreased from a $.24 per share in fiscal 1999 to $.05 per share for the current fiscal year.

The Company's performance for the current fiscal year was still positive, even though operating performance did not meet the forecasted expectations or the results of the prior fiscal year. The environmental industry has remained stable, although mergers and acquisitions occurring within the industry have
disrupted some of the Company's project base.   The changes in operating
performance for the fiscal year ended May 31, 2000 has been highlighted by several actions taken by management along external circumstances as follows:

     (1) The Company has continued to put forth the marketing plan to develop further diversification of existing client base to minimize the dependency on the Company's core clients. Fiscal year 2000 proved to be a successful achievement of this marketing effort, as new clients accounted for over $614,000 of sales for the consulting services group and $800,000 of sales for the laboratory. Several of the new consulting clients were obtained through a new office that has been established in Charleston, West Virginia. A presence in this area has created opportunities with industrial and consulting companies in a market territory that the Company has not previously explored. The laboratory operation continues to increase its share of Air Force clientele under the AFCEE program. This has become a lucrative service area for the laboratory, now established as one of the top laboratories in the nation for AFCEE work.

     (2) During fiscal year 1999, the Company began the process of expanding the service production capacity at the laboratory facility under three separate phases. The first phase involved a significant investment in new laboratory instrumentation and robotic equipment, over $1M of purchased and leased equipment has been introduced to the facility over the past two years streamline processes and ensure the highest quality standards can be attained for the Company's laboratory clients. The second phase was the conversion of 1600 square feet of existing warehouse space into laboratory space. Both phases were significantly completed during the prior fiscal year ended May 31, 1999. The main objectives of these two phases has been to solve the problem of the laboratory's ceiling on service production capacity.

          The third phase of the laboratory facility and the most significant has been a major expansion effort adding 12,500 square feet of space to the existing facility. The construction process was completed in May 2000 and represents the final phase of the Company's plan for positioning the laboratory to achieve a three year goal of 50% sales growth. The facility expansion also provides additional space for the consulting operation in Marietta, Ohio. The business growth for this consulting office over the past two years has necessitated the additional office space. The lease on the previous office space for the consulting group was terminated. Further, the co-sharing of the new facility space is expected to provide cost savings for some of the common space and administrative support.

     (3) The overhead expenses remained fairly stable for the fiscal year ended May 31, 2000. Office space utilization has remained at good levels, any excess space has been occupied under sublease agreements. The small increase in overhead that was experienced in fiscal year 2000 can be attributed in part to the business development efforts of the Emerging

          Technologies division. This venture has been discontinued during the current fiscal due to the lack of success in securing viable technologies that met the Company's criteria (see Results of Business Diversification section that follows). It was a positive indicator that with the decreased revenues for the year ended May 31, 2000 there was no associated increase in overhead costs for the year. The largest contributor to changes in overhead expenses comes in the form of: (1) labor for administrative duties such as technical training, research, marketing & proposal efforts, and office functions or; (2) "bench time" which is not having chargable projects to stay utilized. The fact that overhead remained relatively constant with decreased sales is a positive indication that there was no adverse effect on labor activities when compared to the prior fiscal year.

The operating performance is expected to improve from fiscal year 2000 and the Company will be looking towards further sales expansion by focusing on the primary services offered by the Company, while still devoting attention and resources to the diversification strategy. Some of the following accomplishments illustrate how the business goals are already being achieved:

     (1) The laboratory has become established as one of the top national operations for analytical services under both the Army Corps of Engineers (Army Corps) and Air Force Center for Environmental Excellence (AFCEE) programs. This has fostered expansion of the federal sector work for the laboratory through existing contracts and through outside consultant contracts, supporting their federal contacts as a subcontractor. The Company also provides direct support to the Air Force for analytical services out of the Brooks AFB but has seen a significant decline in project work since the base has progressed with plans to shutdown the base's laboratory operation. Much of this analytical work has been channeled back to individual Air Force bases to select their own contractors for providing services. The Company has been successful in securing subcontract agreements with many of the consulting firms that were awarded the service contracts for AFCEE work at these individual bases.

     (2) Several sites awarded under the Georgia Underground Storage Tank Program (GUST) contract have advanced to the remediation phase of work. The Company has provided the remediation systems in the form of equipment, along with installation of monitoring wells and O&M. These sites will have systems operating over a period of as much as 24 months, depending the level of cleanup required. In addition, the Company continues to support the State of Georgia with report reviews of other contractor's corrective action plans (CAP A and CAP B reports), providing a supplemental service under the GUST contract for the current fiscal year.

     (3) The Company has established projects with new clients that are anticipated to cultivate long term relationships with expanded environmental services such as risk management planning, health and safety audits/training, water resources, waste water treatment, and UIC permitting. New accounts for the Company include Virogroup, CH2M Hill, Geo-Marine, Inc., Allied Waste Industries, Speedway SuperAmerica, Law Engineering, and Horsley & Witten.


     Results of Diversification Strategy

The Company, with the acquisition made in the fiscal year 1998, attempted to begin implementing its long term strategy of identifying viable companies for acquisition. The acquisition of Kemron provided the Company with a very reputable company in the environmental market to serve as a platform for its diversification strategy.

During the last two months of the fiscal year ended May 31, 2000, the Company entered negotiations with Kiber Environmental Services, Inc. ("Kiber"), another consulting and laboratory company located in

Atlanta, Georgia to consider a purchase agreement in which the Company would acquire all of the assets and liabilities of Kiber. Shortly after the completion of the fiscal year ended May 31, 2000, the agreement was achieved and executed by the two companies in which Kemron through its parent company Whitney will acquire all of the assets and liabilities of Kiber. The two principal owners and officers of Kiber will join the Company as part of the senior management team. Other details of this acquisition are provided under a separate Form 8-K filing. This acquisition will create an exciting opportunity for the Company as Kiber and Kemron each have a somewhat separate and distinct client base with some different lines of service. Kiber has a large amount of business in the area of treatability studies while Kemron has most of its business in analytical services and site investigation/remediation. The goal is to begin acquainting the clients of each company with the additional services that are now available in an effort to expand the level of service provided to our current client base.

During fiscal year 1999, the Company launched a new initiative by creating an Emerging Technologies Division. The mission of the new initiative was to identify companies with new, innovative and emerging technologies and to assist those companies to meet and/or comply with regulatory requirements which the technologies may require. Although the Emerging Technologies Division experienced great success in identifying technologies and developing marketing alliances, the Division lost some of its core clients that aided in self-funding this new division. Further, many of the opportunities that were identified required far too many resources in way of both manpower and capital. Because of these circumstances, the Division was shutdown in December 1999.


     Discussion of Material Items

     (i)   short term and long term liquidity

The Company's short and long term liquidity continues to improve as a result of the profits generated during the fiscal year 2000. Kemron's senior lender provides the working line of credit for a $1.8M borrowing capacity. The Company's current credit standing with the senior lender is very strong. Without lending for a line of credit, the Company would be adversely affected.

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

     (iii) Material Commitments for Capital Expenditures and Expected Sources

The Company' completion of the Marietta, Ohio facility expansion was completed at the end of the current fiscal year. The added facility costs have increased the rent expense by approximately $70,000 on an annual basis. The expansion was included under an amendment to the current lease in place with Gutierrez Properties, Limited Partnership which remains effective through January 2007.

As discussed earlier, the company has already incurred significant capital expenditures during the past two fiscal years through purchases of laboratory equipment, further automation of all regional offices and remediation equipment. The capital expenditures shall be limited over the forthcoming fiscal year, this will mostly entail the replacement of equipment that may be taken out of service. Total budgeted expenditures are not expected to exceed $400,000.

     (iv)  Known Trends, Events, or Uncertainties

The only known trends, events, or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenue or income from continuing operations is the activity that may occur with mergers
and acquisitions in the environmental industry.   Examples such as Dow
Chemical's acquisition of Union Carbide Corporation can have a significant impact on the level of business we retain with Union Carbide Corporation who is currently one of our five largest clients. Conversely, this acquisition could generate additional opportunities with Dow Chemical if our services performed with Union Carbide Corporation are positively reflected throughout their organization.

     (v) Significant elements of income or loss that do not arise from the Company's operations.

There were no significant income or loss events to report during fiscal year
2000.

     (vi)  Causes for Material Changes

There are no causes nor material changes in one or more line items of the Company's financial statements between the periods ending May 31, 2000 and May 31, 1999.

     (vii) Seasonal Aspects

The environmental market as a whole may be subject to seasonal factors, particularly harsh winters. Prolonged periods of cold temperatures impact the ability to conduct field activities which then may reverberate throughout the industry. While the engineering and consulting activities may be somewhat affected, Kemron's laboratory operation is very susceptible to this factor. Testing laboratories are volume sensitive operations with a substantial fixed operating cost. Strategic marketing of clients located in geographic areas with warm weather and careful planning are a prerequisite for profitable winter months. Kemron's laboratory operation experienced a slowdown during this past winter which the operation had been able to avoid over the prior two years. However, this year's winter slowdown was not attributed entirely to the weather conditions, several projects anticipated for the winter months encountered scheduling delays and did not commence until Spring 2000.


Item 8. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.

None exist as of the reporting date.

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

                           Year
                           First
Name                      Elected  Position Held and Tenure
----                      -------  ------------------------

     Juan J. Gutierrez       1998  Chairman, Chief Executive Officer, Director

    John M. Dwyer           1998  Vice President, Director

    David E.Vandenberg      1998  Vice President, Director

    John S. Heishman        1998  Secretary/Treasurer, Director

Biographical Information

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including the principal occupation and employment during that period.

JUAN J. GUTIERREZ, 58, is Chairman and CEO of the Company. He has been Chairman and CEO of Kemron Environmental Services, Inc. since 1983, when he purchased Kemron. He is also Chairman and CEO of InterAmerica Technologies, Inc., a software development and systems integration company which he founded in 1971. Both companies have enjoyed rankings on the list of the 500 largest Hispanic-owned businesses compiled by Hispanic Business magazine. Mr. Gutierrez has received numerous achievements and community awards, including being selected by the U.S. Hispanic Chamber of Commerce as the 1984 Hispanic Businessman of the Year, and receiving the 1994 Small Business Administration's Lifetime Minority Business Achievement Award. He is a graduate of Pan American University at Edinberg, Texas.

JOHN M. DWYER, 40, is a Director of the Company and a Vice President of Kemron. Mr. Dwyer is responsible for the management and administration of Kemron's Consulting and Engineering Division, including profit and loss performance, as well as Kemron's marketing and business development. He has been with Kemron for over 20 years and brings a wealth of experience and expertise in the development, design, and execution of small and large scale environmental programs involving hazardous waste, site investigations, remedial construction, environmental assessments and permitting assistance services, as well as leaking underground storage tanks. Mr. Dwyer holds an A.S. degree in computer and electrical technology from the Southern Institute of Technology.

DAVID E. VANDENBERG, 44, is a Director of the Company, and a Vice President of Kemron. He is a 1979 graduate of the University of Wisconsin with degrees in Chemistry and Business. With 20 years of experience in the environmental field, through the changes in legislation, market conditions and growth of the environmental service industry. He has managed the growth of a 3 person environmental laboratory to a staff of over 80 professionals, and today Kemron's Ohio Valley Laboratory is one of the nation's largest, most respected environmental laboratories. Mr. Vandenberg is responsible for the laboratory's sales and marketing strategies, operational oversight and profit and loss performance.

JOHN S. HEISHMAN, 35, is the Secretary/Treasurer and a Director of the Company, and is responsible for Finance and Contract Administration for the Company. He has over 13 years of finance and accounting experience in both commercial and federal contracting. Mr. Heishman joined Kemron's management team in 1996 and has brought vast experience in forecasting/budgeting, cash management, financial analysis, corporate and operational accounting. Prior to joining Kemron, Mr. Heishman worked for Computer Sciences Corporation and in public accounting with Ernst & Young. He holds a BBA in accounting from James Madison University, and is a Certified Public Accountant in Virginia.


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

                                                       Annual Compensation

                                                                                              Other Annual
  Name and Principal Position           Year            Salary               Bonus            Compensation
Juan J. Gutierrez, CEO                  2000           $125,000             $38,500               $-0-
                                        1999            114,063              91,000                -0-

John M. Dwyer,                          2000           $126,500             $19,250               $-0-
Vice President - Marketing              1999            114,711              45,500                -0-

David E. Vandenberg,                    2000           $123,200             $17,250               $-0-
Vice President - Laboratory             1999            108,519              45,500                -0-
Operations

John S. Heishman                        2000           $ 78,280             $ 5,378               $-0-
Vice President - Finance &              1999             73,500              10,376                -0-
 Administration


Compensation Pursuant to Plans

The compensation identified above as bonus paid to executive officers represents compensation under the Company's profit sharing incentive program for each of the two fiscal years.


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

                            Name and Address               Amount & Nature of          Percent of
Title of Class             Of Beneficial Owner             Beneficial Ownership           Class
Common Stock,          Juan J. Gutierrez                        3,450,000            73.2%  1,2
$.00001 par value      8150 Leesburg Pike, Suite 1200
                       Vienna, Virginia  22182
SAME                   David E. Vandenberg                        191,666             4.1%    2

                       109 Starlite Park
                       Marietta, Ohio  45750

SAME                   John M. Dwyer                              191,666                4.1% 2
                       1300 Spring Street
                       Atlanta, Georgia  30309

SAME                   John S. Heishman                             - 0 -                 - 0 -
                       8150 Leesburg Pike, Suite 1200
                       Vienna, Virginia  22182

SAME                   InterAmerica Technologies, Inc.            887,778               18.8% 1
                       8150 Leesburg Pike, Suite 1400
                       Vienna, Virginia  22182

                      All executive officers and
                      Directors as a group (4 persons)          3,833,332               81.3%

/1/ Mr. Gutierrez is the sole owner of InterAmerica Technologies, Inc., and claims beneficial ownership of shares held by that entity.

/2/ Include shares of the common stock subject to purchase upon the exercise of options granted under the Company's 1997 Compensatory Stock Option Plan, including 350,000 (Juan J. Gutierrez), 25,000 (John M. Dwyer), and 25,000 (David
E. Vandenberg).

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

                              DATED:   AUGUST 25, 2000


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                 Title                                   Date
      /s/ Juan J. Gutierrez     Chief Executive Officer, President  August 25, 2000
     -------------------------
     Juan J. Gutierrez          and Chairman of the Board

     /s/ John M. Dwyer          Executive Vice President            August 25, 2000
     -------------------------
     John M. Dwyer              and Director

     /s/ David E. Vandenberg    Executive Vice President            August 25, 2000
     -------------------------
     David E. Vandenberg        and Director

     /s/ John S. Heishman       Secretary, Treasurer                August 25, 2000
     -------------------------
     John S. Heishman           and Director

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

              3.3  Restated Bylaws of the Company (incorporated by reference to
                   Exhibit 3.2 to Form 8-K dated February 12, 1997)
              4.0 Specimen Stock Certificate (incorporated by reference to Registration Statement No. 33-17397-D effective March 7,
                   1988)
             10.2  1997 Stock Option Plan (incorporated by reference to Exhibit
                   10.1 to Form 8-K dated February 12, 1997)
             10.3  1997 Employee Stock Compensation (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 12, 1997)
             23.0  Consent of Independent Auditors - Reznick Fedder & Silverman


     (b) The Company filed the following Current Reports on Form 8-K during the three months ended May 31, 2000.

             Filing of Form 8-K on May 17, 2000 of the proposed merger purchase agreement between the Company and Kiber Environmental Services, Inc.


     (c)     Financial statements and supplementary data.

             Index to Financial Statements Independent Auditors' Report  F-1

             Consolidated Balance Sheets as of May 31, 2000 and 1999     F-2

             Consolidated Statements of Operations for the years ended
             May 31, 2000 and 1999                                       F-3

             Consolidated Statements of Changes in Stockholders' Equity
             for the years ended May 31, 2000 and 1999                   F-4

             Consolidated Statements of Cash Flows for the years ended
             May 31, 2000 and 1999                                       F-5

             Notes to Financial Statements                               F-6

                                                                    Exhibit 23.0
             Whitney American Corporation


             Gentlemen:

                  We hereby consent to use in the Form 10-KSB, of our report dated July 7, 2000, related to the financial statements of Whitney American Corporation and Subsidiary as of and for the years ended May 31, 2000 and 1999, which is contained therein.


             /s/  Reznick Fedder & Silverman
             -------------------------------
             Reznick Fedder & Silverman
             Bethesda, MD

                  Whitney American Corporation and Subsidiary


                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
INDEPENDENT AUDITORS' REPORT                                             3


CONSOLIDATED FINANCIAL STATEMENTS


     CONSOLIDATED BALANCE SHEETS                                         4


     CONSOLIDATED STATEMENTS OF OPERATIONS                               5


     CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY                                           6


     CONSOLIDATED STATEMENTS OF CASH FLOWS                               7


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          9

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Whitney American Corporation


     We have audited the accompanying consolidated balance sheets of Whitney American Corporation and Subsidiary, as of May 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitney American Corporation and Subsidiary as of May 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Bethesda, Maryland
July 7, 2000

/s/ Reznick Fedder & Silverman
-------------------------------
    Reznick Fedder & Silverman

                  Whitney American Corporation and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                             May 31, 2000 and 1999

                                    ASSETS


                                                            2000         1999
                                                        -----------   ----------
CURRENT ASSETS
  Cash                                                  $     1,000   $    1,000
  Accounts receivable, net of allowance
    of $259,512 and $199,963                              3,600,834    3,746,340
  Prepaid expenses and other assets                          88,688       94,989
  Deferred tax asset, current                                42,416            -
                                                        -----------   ----------

     Total current assets                                 3,732,938    3,842,329
                                                        -----------   ----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Leasehold improvements                                    270,137      244,566
  Equipment                                               3,176,169    2,412,945
  Automobiles                                               360,309      251,930
  Furniture and fixtures                                     50,803       36,186
                                                        -----------   ----------

                                                          3,857,418    2,945,627

  Less accumulated depreciation and amortization          2,425,397    1,944,316
                                                        -----------   ----------

     Net equipment and leasehold improvements             1,432,021    1,001,311
                                                        -----------   ----------

OTHER ASSETS
  Accounts receivable, long term portion                    143,804       29,457
  Intangibles, net of amortization                                -       17,744
  Deferred tax asset                                         44,882            -
  Deposits                                                   67,975       58,409
                                                        -----------   ----------

     Total other assets                                     256,661      105,610
                                                        -----------   ----------

     Total assets                                       $ 5,421,620   $4,949,250
                                                        ===========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            2000         1999
                                                        -----------   ----------
CURRENT LIABILITIES
  Line of credit                                        $   703,848   $  350,000
  Note payable, current maturities                            4,225        3,829
  Notes payable - equipment, current maturities             101,600      205,930
  Capital lease liability, current maturities               316,584      142,127
  Accounts payable and accrued expenses                   1,048,361    1,572,344
  Accrued payroll and related liabilities                   409,774      412,216
  Due to related parties                                    105,745      105,745
  Income taxes payable, current                              33,336            -
                                                        -----------  -----------

       Total current liabilities                          2,723,473    2,792,191
                                                        -----------  -----------

LONG-TERM DEBT
  Notes payable, net of current maturities                   14,747       19,343
  Notes payable - equipment, net of current maturities       70,553       44,146
  Capital lease liability, net of current maturities        541,319      274,420
  Deferred income taxes payable                              24,647            -
                                                        -----------  -----------

     Total long-term liabilities                            651,266      337,909
                                                        -----------  -----------

     Total liabilities                                    3,374,739    3,130,100
                                                        -----------  -----------

COMMITMENTS AND CONTINGENCIES                                     -            -

STOCKHOLDERS' EQUITY
  Preferred stock, $.00001 par value, 5,000,000
    shares authorized, none issued                                -           -
  Common stock, $.00001 par value,
    50,000,000 shares authorized, 4,217,020 and
    4,266,020 issued  and outstanding                            42           42
  Additional paid-in capital                              1,658,684    1,658,684
  Retained earnings                                         388,155      160,424
                                                        -----------  -----------

     Total stockholders' equity                           2,046,881    1,819,150
                                                        -----------  -----------

     Total liabilities and stockholders' equity         $ 5,421,620   $4,949,250
                                                        ===========  ===========

                See notes to consolidated financial statements

                  Whitney American Corporation and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       Years ended May 31, 2000 and 1999

                                                                           2000                1999
                                                                    ----------------    -----------------
REVENUE FROM SERVICES                                               $     12,592,855    $      13,514,743

COST OF SERVICES                                                           9,228,190            9,565,061
                                                                    ----------------    -----------------

     GROSS PROFIT                                                          3,364,665            3,949,682
                                                                    ----------------    -----------------

OPERATING EXPENSES
     Overhead                                                              1,481,176            1,436,764
     General and administrative                                            1,332,498            1,242,392
     Bad debts                                                               147,588              100,629
                                                                    ----------------    -----------------

        Total operating expenses                                           2,961,262            2,779,785
                                                                    ----------------    -----------------

INCOME FROM OPERATIONS                                                       403,403            1,169,897
                                                                    ----------------    -----------------

OTHER INCOME
     Gain on sale of assets                                                   31,413               13,617
     Other                                                                       593                  984
                                                                    ----------------    -----------------

                                                                              32,006               14,601
                                                                    ----------------    -----------------
OTHER EXPENSES
     Interest                                                               (163,270)            (184,854)
                                                                    ----------------    -----------------

                                                                            (163,270)            (184,854)
                                                                    ----------------    -----------------

INCOME BEFORE INCOME TAXES                                                   272,139              999,644

     INCOME TAXES                                                             44,408                    -
                                                                    ----------------    -----------------

NET INCOME                                                          $        227,731    $         999,644
                                                                    ================    =================

Basic net income per common share                                   $           0.05    $            0.24
                                                                    ================    =================

Weighted average common share outstanding                                  4,228,538            4,237,321
                                                                    ================    =================

Diluted net income per common share                                 $           0.05    $            0.21
                                                                    ================    =================

Weighted average common share outstanding                                  4,657,776            4,685,321
                                                                    ================    =================

                See notes to consolidated financial statements

                  Whitney American Corporation and Subsidiary

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       Years ended May 31, 2000 and 1999

                                                                                         Retained
                                                                                         earnings
                                            Common stock            Additional          (accumulated
                                            --------------
                                       Shares          Amount     paid-in capital          deficit)             Total
                                      --------         ------     ---------------       -------------          -------
Balance, May 31, 1998                 4,211,020       $  42        $ 1,654,984              $ (839,220)     $   815,806

  Stock issuance                         25,000           -              3,700                       -            3,700


  Stock options exercised                30,000           -                  -                       -                -


  Net income                                  -           -                  -                 999,644          999,644
                                      ---------      ------        -----------              ----------      -----------

Balance, May 31, 1999                 4,266,020          42          1,658,684                 160,424        1,819,150

  Stock cancellation                    (49,000)
                                                          -                  -                       -                -

  Net income                                  -           -                  -                 227,731          227,731
                                      ---------      ------        -----------              ----------      -----------
Balance, May 31, 2000                 4,217,020       $  42        $ 1,658,684              $  388,155      $ 2,046,881
                                      =========      ======        ===========              ==========      ===========


                See notes to consolidated financial statements

                  Whitney American Corporation and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Years ended May 31, 2000 and 1999


                                                                                     2000                  1999
                                                                                  ------------         -------------
Cash flows from operating activities
 Net income                                                                       $    227,731         $     999,644
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                        540,657               455,924
  Gain on sale of assets                                                               (31,413)              (13,617)
  Allowance for doubtful accounts                                                       59,549                27,133
  Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                     (28,390)             (466,229)
        (Increase) decrease in prepaid expenses and other assets                         6,301               (44,362)
        (Increase) decrease in deferred tax asset                                      (87,298)                    -
        (Increase) decrease in deposits                                                 (9,566)                4,395
        Increase (decrease) in accounts payable and accrued expenses                  (523,983)              607,118
        Increase (decrease) in accrued payroll and related liabilities                  (2,442)               50,511
        Increase (decrease) in accounts payable - related party                              -               (41,429)
        Increase (decrease) in income taxes payable                                     57,983                     -
                                                                                  ------------         -------------

             Net cash used in investing activities                                     209,129             1,579,088
                                                                                  ------------         -------------

Cash flows from investing activities
 Purchases of equipment and leasehold improvements                                    (306,042)             (307,214)
 Proceeds received from sale of fixed assets                                            33,617                32,000
 Proceeds from notes receivable                                                              -                34,593
                                                                                  ------------         -------------

             Net cash used in investing activities                                    (272,425)             (240,621)
                                                                                  ------------         -------------

Cash flows from financing activities
 Net payment on line of credit                                                         353,848            (1,140,000)
 Payment of note payable                                                                (4,200)              (61,196)
 Payment of notes payable - equipment                                                  (97,235)              (68,354)
 Proceeds from note payable                                                                  -                24,800
 Proceeds from note payable - equipment                                                 19,312                55,000
 Payments on related party advances                                                          -               (45,992)
 Principal payments under capital lease obligations                                   (208,429)             (102,725)
                                                                                  ------------         -------------

             Net cash provided by (used in) financing activities                        63,296            (1,338,467)
                                                                                  ------------         -------------

             NET INCREASE (DECREASE) IN CASH                                                 -                     -

Cash, beginning                                                                          1,000                 1,000
                                                                                  -------------        -------------

Cash, end                                                                         $      1,000         $     $ 1,000
                                                                                  ============         =============

                                  (continued)

                  Whitney American Corporation and Subsidiary

                       Years ended May 31, 2000 and 1999

                                                                              2000                   1999
                                                                       --------------------   -------------------
Supplemental disclosure of cash flows information:
Cash paid during the year for interest                                 $           163,270    $          184,854
                                                                       ===================    ==================

Cash paid during the year for income taxes                             $           101,706    $                -
                                                                       ===================    ==================

Fair value of stock issued in exchange for services                    $                 -    $            3,700
                                                                       ===================    ==================

Liabilities for equipment under capital leases                         $           649,785    $          380,469
                                                                       ===================    ==================

                See notes to consolidated financial statements

                  Whitney American Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MAY 31, 2000 AND 1999

1.   ORGANIZATION

     Whitney American Corporation (the "Company") was incorporated in the State of Delaware in June 1987. The Company, through its wholly owned subsidiary, Kemron Environmental Services, Inc. ("Kemron"), is a multi-disciplinary environmental engineering, consulting and analytical services firm headquartered in Vienna, Virginia. Incorporated in June 1975 in the State of New York, Kemron provides environmental engineering, consulting and remediation services principally to commercial and industrial clients and to Federal and state environmental regulatory and non-regulatory agencies as well. Kemron also provides environmental laboratory testing services to this client base. With headquarters in Vienna, Virginia, Kemron maintains engineering and consulting operations at Vienna, Virginia; Atlanta Georgia; Marietta, Ohio; and Charleston, West Virginia. Kemron's testing laboratory is also situated in Marietta, Ohio.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Consolidation
     ---------------------------------------

     The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary, Kemron. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                             MAY 31, 2000 AND 1999

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Equipment and Leasehold Improvements
     ------------------------------------

     Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets ranging from 2 to 7 years. Amortization of leasehold improvements is computed on the term of the lease of 15 years or its useful life, whichever is less.

     Contract Revenue
     ----------------

     The Company recognizes revenue as the related services are provided. On fixed price contracts, revenue is recognized on the basis of the estimated percentage of completion of services rendered. On cost reimbursement contracts, revenue is recognized as costs are incurred and includes applicable fees earned essentially in the proportion that costs incurred bear to total estimated final costs. Materials and subcontract costs reimbursed by the client are included in revenue from services. Anticipated losses are recognized in the period in which the losses are reasonably determinable.

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

     Stock-Based Compensation
     ------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded (see note 12). The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles

                  Whitney American Corporation and Subsidiary

                             MAY 31, 2000 AND 1999


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire stock.

     Intangible Assets
     -----------------

     Intangible assets represent costs in excess of the net assets acquired by the Company and are being amortized by the straight-line method over 15 years, which is management's estimate of the remaining economic useful life.

     Income Taxes
     ------------

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the liability method prescribed by SFAS No. 109, a deferred tax asset or liability is determined on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Significant differences between financial statement and income tax accounting creating deferred income taxes consists of bad debt and depreciation expense. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income.

     Net Income per Common Share
     ---------------------------

     Basic net income per common share is computed based upon the weighted average number of common shares outstanding during the period.

     Diluted earnings per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. Basic and dilutive earnings per share for the years ending May 31, 2000 and 1999 are as follows:

                  Whitney American Corporation and Subsidiary

                             MAY 31, 2000 AND 1999

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                                                                 2000                   1999
                                                                                             ----------             ----------
      Net income available to common shareholders (A)                                        $  227,731             $  999,644
                                                                                             ----------             ----------

      Average outstanding:
        Common stock (B)                                                                      4,228,538              4,237,321
        Employee stock options                                                                  429,238                448,000
                                                                                             ----------             ----------

      Common stock and common stock equivalents (C)                                           4,657,776              4,685,321
                                                                                             ----------             ----------

      Earnings per share:
        Basic (A/B)                                                                          $     0.05             $     0.24
                                                                                             ==========             ==========

        Diluted (A/C)                                                                        $     0.05             $     0.21
                                                                                             ==========             ==========

      Line of Credit and Notes Payable
      --------------------------------

      The carrying amounts approximate fair value.

3.    SEGMENT INFORMATION

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

                  Whitney American Corporation and Subsidiary

                             MAY 31, 2000 AND 1999

3.   SEGMENT INFORMATION (Continued)

     Sales, operating income (loss) and identifiable assets by reportable segment for the years ended May 31, 2000 and 1999 are as follows:

                                                                   (Dollars in thousands)
                                                                   2000              1999
                                                                  -------           -------
      Sales to unaffiliated customers:

        Analytical services                                           $ 6,972           $ 7,071
        Consulting services                                             5,621             6,444
                                                                      -------           -------

      Total                                                           $12,593           $13,515
                                                                      =======           =======

      Operating income (loss):

        Analytical services                                           $   286           $   812
        Consulting services                                               287               631
        Other                                                            (170)             (273)
                                                                      -------           -------

      Total                                                           $   403           $ 1,170
                                                                      =======           =======

       Identifiable assets:

        Analytical services                                           $ 2,696           $ 2,458
        Consulting services                                             1,619             1,344
                                                                      -------           -------

      Total                                                           $ 4,315           $ 3,802
                                                                      =======           =======

                  Whitney American Corporation and Subsidiary

                             May 31, 2000 and 1999

4. ACCOUNTS RECEIVABLE

   Accounts receivable consist of the following:

                                                                2000              1999
                                                           --------------    --------------
   Billed (includes retention of $278,963 and $212,412)        $3,297,496        $3,164,694

   Unbilled                                                       706,654           811,066

   Less allowance for doubtful accounts                          (259,512)         (199,963)
                                                           --------------    --------------

                                                               $3,744,638        $3,775,797
                                                           ==============    ==============

   The unbilled receivables on long-term contracts consist primarily of month-end revenue accrued but not billed as of May 31, 2000 and 1999. Such billings occur in the following month.

   The retention balances reported as of May 31, 2000 and 1999 include amounts of $143,804 and $29,457, respectively, anticipated to be collected beyond 12 months from the balance sheet date.

5. NOTE PAYABLE AND LINE OF CREDIT

   Note payable and the line of credit at May 31, 2000 and 1999 consisted of the following:

                                                           2000             1999
                                                      --------------   --------------
   Line of credit with a bank, $1,800,000 payable on
   demand, bearing interest at 10.5%, secured by
   accounts receivable and the personal guarantee of
   the corporation's majority stockholder.             $     703,848   $      350,000
                                                      ==============   ==============

   Note payable with the lessor of the Atlanta
   office, $24,800 term loan, monthly principal
   payments of $331 plus interest at 10%, for
   buildout of lease space                             $      18,972   $       23,172
                                                      ==============   ==============

                  Whitney American Corporation and Subsidiary

                             May 31, 2000 and 1999

5.  NOTE PAYABLE AND LINE OF CREDIT (Continued)

    Maturities of the note payable and the line of credit for the four years succeeding May 31, 2000 are as follows:

                        May 31, 2001           $708,073
                                2002              5,524
                                2003              5,655
                                2004              3,568

6.  NOTES PAYABLE - EQUIPMENT

    Notes payable for equipment at May 31, 2000 and 1999 are as follows:

                                                                2000             1999
                                                          --------------   --------------
    Equipment notes bearing interest ranging from 8.4%
    to 10.75%.  Interest is payable monthly with
    aggregate monthly principal payments of $8,903
    and maturities through February 2004.  The notes
    are collateralized by equipment and the personal
    guarantee of the majority stockholder.                     $ 172,153     $    250,076

    Less current maturities                                      101,600          205,930
                                                          --------------   --------------

                                                               $  70,553     $     44,146
                                                          ==============   ==============

    Maturities of notes payable - equipment for each of the four years succeeding May 31, 2000 are as follows:

                      May 31, 2001              $101,600
                              2002                42,728
                              2003                18,040
                              2004                 9,785
                                                --------

                                                $172,153
                                                ========

                  Whitney American Corporation and Subsidiary

                             May 31, 2000 and 1999

7.  CAPITAL LEASES

    The Company leases computers and other equipment under capital leases with maturities through March 2005. The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of net minimum lease payments at May 31, 2000.


                                May 31, 2001                           $389,788
                                        2002                            298,833
                                        2003                            208,496
                                        2004                             51,632
                                        2005                             36,415
                                                                       --------

    Total minimum lease payments                                        985,164
    Less amount representing interest                                   127,261
                                                                       --------

    Present value of net minimum lease payments                         857,903
    Less current maturities                                             316,584
                                                                       --------

    Total non-current obligations under capital leases                 $541,319
                                                                       ========

    Included in fixed assets are the following assets under capital leases at May 31, 2000 and 1999:

                                                         2000          1999
                                                     ------------   ----------

    Equipment - Computers/office                       $   96,811     $ 75,179
    Automobiles                                           111,915      131,917
    Equipment - Other                                     993,312      705,707
                                                     ------------   ----------

                                                        1,202,038      912,803
    Less accumulated depreciation                         333,128      409,930
                                                     ------------   ----------

                                                       $  868,910     $502,873
                                                     ============   ==========

                  Whitney American Corporation and Subsidiary

                             May 31, 2000 and 1999


8.  COMMITMENTS AND CONTINGENCIES

    Office and Facilities Leases
    ----------------------------

    The Company conducts its operations in leased facilities under operating leases expiring at various dates through 2007. Approximate minimum rental commitments for five years as of May 31, 2000 are as follows:

                     May 31, 2001                $425,385
                             2002                 422,695
                             2003                 381,521
                             2004                 250,233
                             2005                 229,667

    Other facilities are leased under short-term agreements. Rent expense for all leases for the years ended May 31, 2000 and 1999, was $346,934 and $390,634, respectively.

    Equipment Leases
    ----------------

    The Company has entered into various equipment operating leases expiring between August 2000 and May 2004. Lease expense for the years ended May 31, 2000 and 1999, was $269,278 and $247,519, respectively. A schedule of the future minimum lease commitments for four years as of May 31, 2000 is as follows:

                     May 31, 2001                 $194,044
                             2002                  148,732
                             2003                   81,385
                             2004                   13,182

                 Whitney American Corporation and Subsidiary

                             May 31, 2000 and 1999

8.   COMMITMENTS AND CONTINGENCIES (Continued)

     Legal Proceedings
     -----------------

     The Company is involved in two separate legal proceedings with former employees relating to discharge and discrimination. Both former employees are in process of a settlement for lost wages, damages and expenses of approximately $35,000. The two cases have reached tentative agreement of terms but are still pending the final approval of each former employee. As of May 31, 2000, the collective settlement amount for the two proceedings, estimated to be $35,000 has been included in accrued expenses.

9.   EMPLOYEE BENEFIT PLAN

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

     The Company will make annual matching contributions of three percent of the employee's Matched Compensation Deferral. The plan provides for a vesting of Company contributions to the employee over a period of six years. During the years ended May 31, 2000 and 1999, the Company's matching contributions totaled $98,988 and $63,618, respectively.

10.  RELATED PARTY TRANSACTIONS

     Due to Related Parties
     ----------------------

     An affiliated company provides computer and other services to the Company at cost. Certain expenses at headquarters facilities such as administrative support, LAN and telecommunications support, and human resources are shared among the companies. During the years ended May 31, 2000 and 1999, annual expenditures totaled $248,793 and $289,992, respectively, of which $88,296 and $89,790, respectively, were charged to the Company.

     In addition, the company has a liability due to a stockholder in the amount of $105,745. The liability is noninterest bearing and payable upon demand. As of May 31, 2000 and May 31, 1999, the amount due was $105,745.

                 Whitney American Corporation and Subsidiary

                             May 31, 2000 and 1999


10.  RELATED PARTY TRANSACTIONS (Continued)

     Notes Payable - Related Party
     -----------------------------

     The Company issued two promissory notes payable to the Company's majority stockholder in the original amounts of $600,000. The notes bear interest at the rate of 10% per annum with monthly installments of principal and interest of $8,350. The amount of interest expense for the year ended May 31, 1999 was $1,293. As of May 31, 1999, the Company has paid the two promissory notes payable in full.

     Rent Expense - Related Party
     ----------------------------

     The Company leases its Vienna, Virginia headquarters office from a related party under a sublease agreement. The amount of rent expense paid to the related party for the years ended May 31, 2000 and 1999 was $184,057 and $181,560, respectively.

     The Company leases its Marietta, Ohio office from a related party. The amount of rent expense paid to the related party for the years ended May 31, 2000 and 1999 was $125,304 and $125,304, respectively.

11.  INCOME TAXES

     As of May 31, 2000 and 1999, the Company has a net operating loss carryforward of approximately $-0- and $264,000, respectively, for income tax purposes.

                 Whitney American Corporation and Subsidiary

                             May 31, 2000 and 1999


11.  INCOME TAXES (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.

     The provision for income tax consists of the following:



May 31, 2000KemronFinancial Printing Group                                       May 31, 2000           May 31, 1999
                                                                            -------------------    -------------------
Current taxes                                                                           131,706                388,377
Deferred income taxes                                                                     4,053               (388,377)
Adjustment of beginning of year valuation allowance                                     (91,351)                     -
                                                                            -------------------    -------------------
                                                                              $          44,408      $               -
                                                                            ===================    ===================

The tax effects of temporary differences that give rise to deferred tax assets are as follows:
                                                                                May 31, 2000           May 31, 1999
                                                                            -------------------    -------------------

Depreciation                                                                           $ 51,902      $               -
Bad debts                                                                                28,396                      -
Other liabilities                                                                         7,000                      -
                                                                            -------------------    -------------------
   Total temporary differences                                                           87,298                      -

Tax effect of net operating loss carryforwards                                                -                 91,351
                                                                            -------------------    -------------------
                                                                                         87,298                 91,351

Less valuation allowance                                                                      -                (91,351)
                                                                            -------------------    -------------------
   Net deferred tax asset                                                     $          87,298      $               -
                                                                            ===================    ===================

A reconciliation of income tax at the statutory rate to the company's effective rate is as follows:
                                                                                May 31, 2000           May 31, 1999
                                                                            -------------------    -------------------

Computed at the expected statutory rate                                                      33%                    35%
Net operating losses carryforward                                                           (25)                   (35)
State income taxes                                                                            4                      -
Other                                                                                         4                      -
                                                                            -------------------    -------------------
Income tax expense - effective rate                                                          16%                     -
                                                                            ===================    ===================

                 Whitney American Corporation and Subsidiary

                             May 31, 2000 and 1999


12.  MAJOR CUSTOMERS

     Earned revenue and the related accounts receivable from major customers are as follows:

                                                                               Earned                   Accounts
                                                                               revenue                 receivable
     As of May 31, 2000:                                                     -----------------     ------------------
     ------------------
     Private sector (six customers)                                                 $4,119,241               $970,547
                                                                             =================     ==================

     Public sector (three customers)                                                $3,352,618               $601,315
                                                                             =================     ==================

                                                                                 Earned                 Accounts
                                                                                Revenue                Receivable
                                                                             ------------------    ------------------
     As of May 31, 1999:
     ------------------
     Private sector (seven customers)                                                $4,027,336            $1,026,011
                                                                             ==================    ==================

     Public sector (four customers)                                                  $5,529,959            $  901,738
                                                                             ==================    ==================

13.  STOCK COMPENSATION PLANS

     The Company adopted stock option plans in 1997 under which pools of 2,000,000 and 1,500,000 shares of the Company's common stock have been reserved. The plans are administered and terms of option grants are established by a committee appointed by the Board of Directors. Under terms of the plans, options may be granted to the Company's employees to purchase shares of common stock. Options become exercisable immediately upon grant and expire ten years from the date of the grant, six months after termination of employment without cause, or one year after death or permanent disability of the employee. The committee appointed by the Board of Directors determines the option price (not less than 85% fair market value) at the date of the grant. The Company has applied APB Opinion No. 25 and related Interpretations in accounting for the plans, as permitted by SFAS No. 123.

                 Whitney American Corporation and Subsidiary

                             May 31, 2000 and 1999


13.  STOCK COMPENSATION PLANS (Continued)

     Had compensation cost been determined in accordance with FASB Statement No. 123, the Company's net income per share would have been the proforma amounts indicated below:

                                                                                           Year ended May 31,
                                                                               ----------------------------------------
                                                                                            2000                   1999
                                                                               -----------------    -------------------
     Net income
      As reported                                                                       $227,731               $999,644
                                                                               =================    ===================
      Proforma                                                                          $227,731               $999,644
                                                                               =================    ===================

     Net income per common share - Basic:
      As reported                                                                       $   0.05               $   0.24
                                                                               =================    ===================
      Proforma                                                                          $   0.05               $   0.24
                                                                               =================    ===================

     Net income per common share - Diluted:
      As reported                                                                       $   0.05               $   0.21
                                                                               =================    ===================
      Proforma                                                                          $   0.05               $   0.21
                                                                               =================    ===================

  All options granted were issued pursuant to the stock options plans. The fair value of each option granted under the plan is estimated on the date of grant using each option granted under the Black-Scholes option-pricing model. The following weighted average assumptions for 2000 were used: expected dividend yield of 0%, expected volatility rate of 200%, risk-free rate of 5.5% and expected lives of four years.

  The Company granted options for 635,532 shares of common stock at the exercise price of $.25 per share in previous years which expire in 2008. During the fiscal years ended May 31, 2000 and 1999, no options were granted by the Company

                  Whitney American Corporation and Subsidiary

                             May 31, 2000 and 1999

13.  STOCK COMPENSATION PLANS (Continued)

     The following depicts activity in the plans for years ended May 31, 2000 and 1999:

                                                                                 Year ended May 31, 2000
                                                                        -----------------------------------------
                                                                             Options                Per share
                                                                           outstanding           exercise price
                                                                        -----------------       -----------------
     Outstanding May 31, 1999                                                     448,000                   $0.25
     Options granted                                                                    -                       -
     Options cancelled                                                            (48,000)                   0.25
                                                                        -----------------

     Outstanding May 31, 2000                                                     400,000
                                                                        =================

                                                                                 Year ended May 31, 1999
                                                                        -----------------------------------------
                                                                             Options                  Per share
                                                                           outstanding             exercise price
                                                                        -----------------         ---------------
     Outstanding May 31, 1998                                                     478,000                   $0.25
      Options granted                                                                   -
      Options exercised                                                           (30,000)                   0.25
                                                                        -----------------

     Outstanding May 31, 1999                                                     448,000
                                                                        =================

14.  MERGERS

     On March 10, 1998, Kemron merged with and into Whitney. The Merger was treated as a reverse acquisition, with Kemron retaining the majority voting interest in the merged entity.

     Concurrent with the Merger, the Company entered into a merger agreement with three additional entities: Exeter Group, Inc. ("Exeter"), Coastline International, Inc. ("Coastline") and New Horizons, Inc. ("New Horizons"). As a result of management differences and the Company's lack of the management control over these entities, the Company entered into separate rescission agreements on October 19, 1998, April 26, 1998 and May 12, 1999, respectively, which collectively address the Company and Exeter, Coastline and New Horizons agreements that involved the return of the respective shares originally issued by the Company in connection with the failed mergers.

                  Whitney American Corporation and Subsidiary

                             May 31, 2000 and 1999

14.  MERGERS (Continued)

     Under terms of the settlement agreements, the Company was successful in recovering all but 190,973 shares of common stock and stock options for 135,532 shares of common stock, at the exercise price of $.25 per share, issued in connection with the failed mergers. The 190,973 shares, 135,532 stock options and subscriptions receivable on issued stock and uncollected exercised options proceeds, $13,000 and $7,500, respectively, are deemed unrecoverable due to the shares being transferred to third parties and management's attempts to arrange for any form of repossession of these shares have failed.

     The failed merger costs, representing the fair value of the unrecoverable shares and stock options, have been treated as an increase in paid-in capital.

     Based on legal opinions received by management concerning the issuance of stock in the failed mergers, and the subsequent rescission agreements, management considers the failed mergers a nullity and void ab initio. Accordingly, the accounts and operations of Exeter, Coastline and New Horizons have been omitted from the Company's consolidated financial statements. All common stock, stock options and per-share amounts from the date of the failed mergers to May 31, 2000 have been retroactively adjusted to reflect the nullification of the issuance of the original stock and stock options.

15.  COMMON STOCK

     During the fiscal year ended May 31, 2000, 49,000 shares of stock were voluntarily returned to the Company by a former employee for no consideration paid by the Company. These shares were subsequently cancelled by the Company.

16.  SUBSEQUENT EVENTS

     On June 29, 2000, Kemron entered into a merger agreement with a separate corporation, Kiber Environmental Services, Inc. ("Kiber") where Kiber will merge with and into Kemron and cease to exist. In accordance with the agreement, Kemron agrees to pay to the stockholders of Kiber $300,000 in cash, a promissory note for $150,000 bearing interest at 10% per annum and secured by a personal guaranty by a stockholder of the Company and 200,812 shares of capital stock of the Company. Additionally, the Company's purchase price of Kiber may be reduced, if certain Kiber receivables are not realized with a 12 month period following the merger.