Form 10QSB
period 2000-08-31
WHITNEY AMERICAN CORP /CO
filed 2000-10-25
CIK 822658

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ______________ TO ______________


                        COMMISSION FILE NUMBER  0-22907


                         WHITNEY AMERICAN CORPORATION
              (Exact name of registrant as specified in charter)

                     DELAWARE                                                          54-1956957
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)

   8150 Leesburg Pike, Suite 1200, Vienna, Virginia                                     22182
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

     Yes     X           No __________
        -----------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, was not determinable.

At August 31, 2000, a total of 4,417,830 shares of common stock were outstanding.

                  Whitney American Corporation and Subsidiary
                  CONSOLIDATED BALANCE SHEETS OF THE COMPANY

                                                                                    August 31,     May 31,
                                                                                      2000          2000
                                                                                      ----          ----
                                                                                  (unaudited)     (audited)
    ASSETS
CURRENT ASSETS
    Cash                                                                          $     1,000  $     1,000
    Accounts receivable, net of allowance                                           4,850,163    3,600,834
    Prepaid expenses and other assets                                                 127,722       88,688
    Deferred tax asset, current                                                        42,416       42,416
                                                                                    ---------    ---------
       Total Current Assets                                                         5,021,301    3,732,938

PROPERTY AND EQUIPMENT, cost
    Leasehold improvements                                                            308,209      270,137
    Equipment                                                                       3,276,731    3,176,169
    Automobiles                                                                       429,403      360,309
    Furniture and fixtures                                                            129,044       50,803
                                                                                    ---------    ---------

                                                                                    4,143,387    3,857,418

    Accumulated depreciation                                                       (2,586,348)  (2,425,397)
                                                                                    ---------    ---------

       Net Property and Equipment                                                   1,557,039    1,432,021

OTHER ASSETS
    Accounts receivable, long term portion                                            122,720      143,804
    Deferred tax asset                                                                 44,882       44,882
    Deposits                                                                           86,336       67,975
    Note receivable                                                                    10,000            -
                                                                                    ---------   ----------

       Total Other Assets                                                             263,938      256,661
                                                                                    ---------   ----------

       Total Assets                                                               $ 6,842,278  $ 5,421,620
                                                                                    =========   ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit                                                                $ 1,236,764  $   703,848
    Note payable, current maturities                                                    4,336        4,225
    Notes payable - equipment, current maturities                                     126,267      101,600
    Capital lease liability, current maturities                                       434,154      316,584
    Accounts payable and accrued expenses                                           1,173,502    1,048,361
    Accrued payroll and related liabilities                                           399,637      409,774
    Due to related party                                                              175,431      105,745
    Income taxes payable, current                                                     290,894       33,336
                                                                                    ---------   ----------

       Total Current Liabilities                                                    3,840,985    2,723,473

LONG-TERM DEBT
    Notes payable, net of current maturities                                           13,525       14,747
    Notes payable - equipment, net of current maturities                               64,588       70,553
    Capital lease liability, net of current maturities                                482,183      541,319
    Deferred income taxes payable                                                      24,647       24,647
                                                                                    ---------    ---------

       Total Long-term Liabilities                                                    584,943      651,266
                                                                                    ---------    ---------

       Total Liabilities                                                            4,425,928    3,374,739

STOCKHOLDERS' EQUITY
    Preferred stock, $.00001 par value, 5,000,000 shares
       authorized, none issued                                                              -            -
    Common Stock, net of subscriptions receivable, at August 31,
       2000, $.00001 par value, 50,000,000 shares authorized,
       4,417,830 shares issued and outstanding                                             44           42
    Additional paid-in capital                                                      1,683,250    1,658,684
    Accumulated earnings                                                              733,056      388,155
                                                                                    ---------    ---------

       Total Stockholders' Equity                                                   2,416,350    2,046,881
                                                                                    ---------   ----------

       Total Liabilities and Stockholders' Equity                                 $ 6,842,278  $ 5,421,620
                                                                                    =========    =========

                       See notes to financial statements

                  Whitney American Corporation and Subsidiary
              CONSOLIDATED STATEMENTS OF OPERATION OF THE COMPANY
                                  (Unaudited)

                                                                              Three Months Ended

                                                                           August 31,          August 31,
                                                                              2000                1999
                                                                              ----                ----
REVENUE FROM SERVICES                                                $       4,068,523  $        3,311,892

      COST OF SERVICES                                                       2,503,865           2,218,858
                                                                      -----------------   -----------------

      GROSS PROFIT                                                           1,564,658           1,093,034
                                                                      -----------------   -----------------
OPERATING EXPENSES
      Overhead                                                                 506,039             370,734
      General and administrative                                               375,750             331,191
      Bad debt expense                                                          19,850              19,405
                                                                      -----------------   -----------------

          Total Operating Expenses                                             901,639             721,330
                                                                      -----------------   -----------------

INCOME FROM OPERATIONS                                                         663,019             371,704

OTHER INCOME
      Other                                                                          -              27,827

OTHER EXPENSES
      Interest                                                                 (60,560)            (31,574)
                                                                      -----------------   -----------------

INCOME BEFORE INCOME TAXES                                                     602,459             367,957

      INCOME TAXES                                                             257,558                   -
                                                                      -----------------   -----------------

NET INCOME                                                           $         344,901  $          367,957
                                                                      =================   =================


Basic net income per common share                                    $            0.08  $             0.09
                                                                      =================   =================

Weighted average common share outstanding                                    4,354,531           4,229,020
                                                                      =================   =================

Diluted net income per common share                                  $            0.07  $             0.08
                                                                      =================   =================

Weighted average common share outstanding                                    4,754,531           4,714,020
                                                                      =================   =================

                       See notes to financial statements.

                         WHITNEY AMERICAN CORPORATION
                                AND SUBSIDIARY
                           STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                  Three Months Ended
                                                                             August 31,          August 31,
CASH FLOWS FROM OPERATIONS:                                                     2000                1999
                                                                                ----                ----
Net Income                                                              $       344,901     $       367,957
Adjustments to reconcile net income to net cash:
     Depreciation and amortization                                              160,951             124,726
     Gain on sale of assets                                                           -             (29,705)
     Allowance for doubtful accounts                                             20,082              19,405
Changes in operating assets and liabilities net of effects
     from purchase of Kiber Environmental Services, Inc.:
     Increase in accounts receivable                                            (888,169)          (303,091)
     (Increase) decrease in prepaid expenses and other assets                    (22,110)             1,446
     Increase in deposits                                                         (8,302)            (2,729)
     Increase (decrease) in accounts payable and accrued expenses                102,082           (440,007)
     Decrease in accrued payroll and related liabilities                         (32,727)           (83,910)
     Increase in income taxes payable                                            257,559                  -
                                                                          --------------      --------------

NET CASH USED IN OPERATING ACTIVITIES                                           (65,735)           (345,908)
                                                                          ==============      ==============

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (59,076)           (207,384)
     Purchase of Kiber Environmental Services                                  (300,000)                  -
     Proceeds received from sale of fixed assets                                      -              35,635
                                                                          --------------      --------------

NET CASH USED IN INVESTING ACTIVITIES                                          (359,076)           (171,749)
                                                                          ==============      ==============

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase on line of credit                                             532,916             550,000
     Payment of note payable                                                     (1,111)             (1,015)
     Payment of notes payable - equipment                                       (30,378)            (11,125)
     Proceeds of note payable - equipment                                             -              19,314
     Principal payments under capital lease obligations                         (76,616)            (39,517)
                                                                          --------------      --------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             424,811             517,657
                                                                          ==============      ==============

NET INCREASE (DECREASE) IN CASH                                                       -                   -

CASH, BEGINNING                                                                   1,000               1,000
                                                                          --------------      --------------

CASH, END                                                               $         1,000     $         1,000
                                                                          ==============      ==============

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                                  $        60,560     $        31,574
                                                                          ==============      =============
 Liabilities for equipment under capital leases                         $       135,049     $       122,543
                                                                          ==============      =============

Supplemental disclosure of noncash transactions:

Acquisition of Kiber Environmental Services, Inc.

Note payable issued for purchase of Kiber Environmental
     Fair Value of assets acquired                                              488,984
     Liabilities assumed                                                        164,416
     Common stock issued                                                  $      24,568
                                                                         --------------
                                                                          $     677,968
                                                                         ==============



                       See notes to financial statements.

                  Whitney American Corporation and Subsidiary
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                  Common stock           Additional          Retained
                                             ----------------------
                                                  Shares     Amount    paid-in capital       earnings             Total
                                             ------------    ------    ---------------     -------------       -----------
Balance, May 31, 1999 (audited)                 4,266,020      $ 42     $    1,658,684       $   160,424       $ 1,819,150

     Stock cancellation                           (49,000)        -                  -                 -                 -

     Net income                                         -         -                  -           227,731           227,731
                                             ------------    ------    ---------------     -------------       -----------

Balance, May 31, 2000 (audited)                 4,217,020        42          1,658,684           388,155         2,046,881

     Stock issuance - Kiber purchase              200,810         2             24,566                 -            24,568

     Net income                                         -         -                  -           344,901           344,901

                                             ------------    ------    ---------------     -------------       -----------
Balance, August 31, 2000 (unaudited)            4,417,830      $ 44     $    1,683,250       $   733,056       $ 2,416,350
                                             ============    ======    ===============     =============       ===========

                  WHITNEY AMERICAN CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED AUGUST 31, 2000
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Basis of Presentation and Consolidation
     ---------------------------------------

     The accompanying unaudited condensed consolidated financial statements of Whitney American Corporation (the "Company") and its wholly owned subsidiary, Kemron Environmental Services, Inc. ("Kemron") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The company acquired Kemron during fiscal year 1998 (see NOTE 2) and began presenting results on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2001 or for any other future period. Additional information is contained in the Annual Report on Form 10-KSB for the year ended May 31, 2000, which should be read in conjunction with this quarterly report.

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

     Federal Income Taxes
     --------------------

     Federal income tax has been provided for the three months ended August 31, 2000 based on estimates that include the timing difference attributed to the provision for bad debt and difference in depreciation of property and equipment for book versus tax methods.

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

     On November 29, 1999, the Company entered into an unwinding and stock exchange agreement with Kemron, subject to the approval of the shareholders, that called for the shareholders to surrender the Company shares acquired in the March 10, 1998 merger agreement. These shares would then be cancelled in exchange for the returned shares of Kemron stock to the rescinding shareholders. Ultimately, the Company and Kemron would substantively return to the ownership position that existed prior to the original merger agreement. The approval for the unwinding and stock exchange agreement was scheduled for vote at a special stockholder meeting on January 20, 2000 in order to finalize the agreement. The stockholder vote was postponed indefinitely until an acceptable resolution could be reached on the tax implications identified to the former shareholders of Kemron. Subsequent to the November 29, 1999 unwinding agreement, it was determined through tax research that the treatment of this stock exchange would differ from the original structure of the March 10, 1998 agreement which was a tax-free exchange. A significant tax liability is believed to result with the execution of the unwinding agreement such that the substance of the agreement would be materially altered. The agreement continues to be evaluated and it is uncertain as to the probability of achieving a mutually acceptable agreeement.

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

  Sales, operating income and identifiable assets by reportable segment for the three months ended August 31, 2000 and August 31, 1999 are as follows:

                                                  (Dollars in thousands)
                                                    2000           1999
                                                 ----------    -------------
Sales to unaffiliated customers:

    Analytical services                         $     2,497   $        2,029

    Consulting services                               1,373            1,283
    Treatability Laboratory (see Note 4)                198              N/A
                                                 ----------    -------------

    Total                                       $     4,068   $        3,312
                                                 ==========    =============

  Operating income:

    Analytical services                         $       620   $          282
    Consulting services                                  38               90
    Treatability Laboratory (see Note 4)                 14              N/A
                                                 ----------    -------------

    Total                                       $       672   $          372
                                                 ==========    =============

  Identifiable Assets:

    Analytical services                         $     3,270   $        2,653
    Consulting services                               1,761            2,631
    Treatability Laboratory (see Note 4)                463              N/A
                                                 ----------    -------------

    Total                                       $     5,494   $        5,284
                                                 ==========    =============

NOTE 4 - ACQUISITION OF KIBER ENVIRONMENTAL SERVICES, INC.

On June 29, 2000, The Company entered into a merger agreement ("Agreement") with Kiber Environmental Services, Inc. ("Kiber"), effective June 1, 2000. The Agreement provided for a tax-free merger of Kiber with and into Kemron in a reorganization described in section 368(a) and 368(a)(i)(D) of the Internal Revenue Code of 1986, as amended (the "Code"). The shareholders of Kiber receive a total of 200,810 shares of capital stock in Whitney and $450,000 in exchange for all of the capital stock of Kiber. The $450,000, paid at closing, consisted of $300,000 in cash and a promissory note for $150,000, payable in twelve months and earning interest at ten percent (10%). The promissory note is personally guaranteed by Juan J. Gutierrez. Additionally, the Company's purchase price of Kiber may be reduced, if certain Kiber receivables are not realized within a 12 months period following the merger.

The merger was accounted for under the purchase method and the consolidated financial statements include the earnings of Kiber for the three months ending August 31, 2000. The assets and liabilities of Kiber have been recorded in the consolidated financial statements at their fair market value.

Based on the fair market value of assets and liabilities of Kiber and the market value of Kemron's shares issued as of the effective date June 1, 2000, no goodwill has been reflected on the balance sheet as of August 31, 2000. The cost of acquisition was equal to that of the fair market value of Kiber's assets and liabilities.

A provision was established for a specific customer account that is deemed unlikely to be collected as of the date of acquisition. Under the terms of the Agreement, any portion of this customer account that is not collected will become a reduction of the note payable due to the Kiber shareholders at the end of twelve months. The balance of this account as of August 31, 2000 equals $80,309 and the entire receivable has been adjusted for as a reduction to the balance due to related party.

The following unaudited pro forma financial information for the period June 1, 1999 through August 31, 1999, assumes the acquisition had occurred on June 1, 1999.

        Net Sales               $3,736,280
                                ==========

        Net Income                 397,197
                                ==========

        Net Income per Share           .09
                                ==========

Item 2.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of August 31, 2000, the Company's working capital balance increased from $1,009,465 at May 31, 2000 to $1,180,316. This increase was the result of profits generated during the three month period. The current liabilities increased by $1,117,512 while the current accounts receivables increased by $1,249,329. The increase in accounts receivable is due to a high volume of billing activity that took place during the first quarter ending August 31, 2000, primarily for analytical services. The increase of current liabilities is the result of the additional advances from the line of credit amounting to approximately $533,000 and the income tax liabilities that have resulted from strong operating results in this past quarter. The current income tax liability increased by approximately $257,000, the Company had a much lower tax liability as of May 31, 2000 mostly because a net operating loss carryforward was still available to reduce much of the tax liability for the tax reporting period ended May 31, 2000.

The Company maintains a line of credit of $1.8 million with a bank, secured by the Company's accounts receivable and the personal guaranty of the majority shareholder, Juan J. Gutierrez. The line of credit has provided a significant source of the Company's cash requirements. The actual balance on the line of credit will fluctuate during the period based on financing activities. There are no significant working capital requirements pending at August 31, 2000. The Company's available line of credit is expected to be sufficient to meet the Company's needs for the foreseeable future.

RESULTS OF OPERATIONS

Revenues for the three months ended August 31, 2000 were $4,068,523, which represents an increase of 22.8% from the last year's three month revenues of $3,311,892. The revenue increase is the result of a substantial increase in analytical services for our Ohio laboratory during the first quarter, much of which was attributed several large projects. The laboratory's revenues increased by approximately $468,000 for the current fiscal quarter as compared to the prior year. The first quarter of the fiscal year is typically one of the strongest for analytical services, as many clients have a high concentration of project work from the Spring time through early Autumn.

The consulting services reported modest increase in revenues for the first three months of fiscal year 2000, a $90,000 increase when compared to the same period ended August 31, 1999. Much of the increased service revenue for the consulting services can be attributed to the projects brought to the Company through the Kiber acquisition, specifically one remediation project that was substantially completed during the first quarter ended August 31, 2000 and generated $135,000 of new business revenue.

Gross profit was 38.5% and 33.0% of revenues for the three months ending August 31, 2000 and 1999, respectively. The Company considers gross margin of 38.5% to be within the range for normal operations. Net income before income taxes increased for the three months ended August 31, 2000 with a 14.8% profit as compared to 11.1% for the same period in the prior year. The improvement of gross profit is attributed to the increased sales volume generated by the laboratory operation. The laboratory experiences significant increases in profit margins from increased sales due to the ability to better optimize the utilization of the lab's automated instruments. Much of the increase in gross margin for the current year's first quarter was the reason for the increase in net income before taxes.

SG&A expense was $375,750 for the three months ended August 31, 2000, up 13.4% from the first three months of fiscal year 2000. The increase is attributed to the additional marketing staff brought into the Company as well as the recognition of the profit sharing plan that was implemented during fiscal year 1999.

Interest expense was $60,560 for the three months ended August 31, 2000, an increase of 91.8% as compared to the same period for prior year. The Company experienced unusually low borrowing requirements during the first quarter of fiscal year 2000 which had stemmed primarily from very positive collection on customer accounts. This same level of success on receivable turnover has not occurred during the quarter ended August 31, 2000. Further, the majority of capital expenditures over the past fiscal year were acquired under capital lease obligations and represent a portion of the increase in interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended August 31, 2000, the Company's line of credit increased by $532,916 to $1,236,764. This was the result of a slowdown in customer payment, as a result, accounts receivables have increased by approximately $1,250,000 during the first quarter of the current year. Some of this increase in receivables can be attributed to the tremendous sales achieved during the quarter, the Company generated approximately $4,068,000 in billings for the quarter. The average billings per three month quarter during the fiscal year ended May 31, 2000 was only $3,380,000. These figures indicate that approximately one half of the increase in receivables was simply attributed to higher billing activity. The other half correlates to the slow customer payments and ultimately, the need for additional borrowings from our line of credit to support the working capital requirements.

Cash flows used in operating activities totaled $56,798 for the three months ended August 31, 2000. Cash outflows consist primarily of the significant increases in accounts receivable for the three months as described in the section above on financial condition.

Cash used in investing activities totaled $392,577 for the current year's first three months. The significant cash outflow relates to the acquisition of Kiber Environmental Services, Inc.

PART II - OTHER INFORMATION

Item 6 - Exhibits and 8-K Filings

(a) The Company filed the following Current Reports on Form 8-K during the three months ended August 31, 2000.

     Filing of Form 8-K on July 14, 2000 for the acquisition of Kiber Environmental Services, Inc.


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

                                         DATED:  OCTOBER 13, 2000


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                   Title                                       Date

     /s/  Juan J. Gutierrez     Chief Executive Officer, President     October 13, 2000
     ----------------------
     Juan J. Gutierrez          and Chairman of the Board

     /s/  John M. Dwyer         Vice President                         October 13, 2000
     ----------------------
     John M. Dwyer              and Director

     /s/  Dave Vandenberg       Vice President                         October 13, 2000
     ----------------------
     Dave Vandenberg            and Director

     /s/ John S. Heishman       Secretary, Treasurer                   October 13, 2000
     ----------------------
     John S. Heishman           and Director

     /s/ Tracy Bergquist        Vice President                         October 13, 2000
     ----------------------
     Tracy Bergquist            and Director