Form 10QSB
period 2000-11-30
WHITNEY AMERICAN CORP /CO
filed 2001-01-12
CIK 822658

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000 OR

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

     Yes ____X______     No __________
             -

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, was not determinable.

At November 30, 2000, a total of 4,417,830 shares of common stock were outstanding.

                  Whitney American Corporation and Subsidiary
                          CONSOLIDATED BALANCE SHEETS

                                                                   November 30,       May 31,
                                                                      2000             2000
                                                                      ----             ----
    ASSETS                                                          (unaudited)
                                                                    -----------
CURRENT ASSETS
    Cash                                                             $   121,398    $     1,000
    Accounts receivable, net of allowance                              4,189,155      3,600,834
    Prepaid expenses and other assets                                     98,643         88,336
    Deferred tax asset, current                                           42,416         42,416
                                                                     -----------    -----------

         Total Current Assets                                          4,451,612      3,732,586

PROPERTY AND EQUIPMENT, cost
    Leasehold improvements                                               315,234        270,137
    Equipment                                                          3,493,146      3,176,169
    Automobiles                                                          420,932        360,309
    Furniture and fixtures                                               108,468         50,803
                                                                     -----------    -----------

                                                                       4,337,780      3,857,418

    Accumulated depreciation                                          (2,733,563)    (2,425,397)
                                                                     -----------    -----------

         Net Property and Equipment                                    1,604,217      1,432,021

OTHER ASSETS

    Accounts receivable, long term portion                               176,341        143,804
    Deferred tax asset                                                    44,882         44,882
    Deposits                                                              89,096         67,975
    Note receivable                                                        5,352            352
                                                                     -----------    -----------

         Total Other Assets                                              315,671        257,013
                                                                     -----------    -----------

         Total Assets                                                $ 6,371,500    $ 5,421,620
                                                                     ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit                                                   $ 1,220,673    $   703,848
    Note payable, current maturities                                       4,446          4,225
    Notes payable - equipment, current maturities                         97,884        101,600
    Capital lease liability, current maturities                          361,865        316,584
    Accounts payable and accrued expenses                                702,777      1,048,361
    Accrued payroll and related liabilities                              494,789        409,774
    Due to related party                                                 175,431        105,745
    Income taxes payable, current                                        192,974         33,336
                                                                     -----------    -----------

         Total Current Liabilities                                     3,250,839      2,723,473

LONG-TERM DEBT

    Notes payable, net of current maturities                              12,272         14,747
    Notes payable - equipment, net of current maturities                  56,562         70,553
    Capital lease liability, net of current maturities                   550,970        541,319
    Deferred income taxes payable                                         24,647         24,647
                                                                     -----------    -----------

         Total Long-term Liabilities                                     644,451        651,266
                                                                     -----------    -----------

         Total Liabilities                                             3,895,290      3,374,739

STOCKHOLDERS' EQUITY
    Preferred stock, $.00001 par value, 5,000,000 shares
         authorized, none issued and outstanding                              --             --
    Common Stock, at November 30, 2000, $.00001 par
         value, 50,000,000 shares authorized, 4,417,830
         and 4,266,020 shares issued and outstanding                          44             42
    Additional paid-in capital                                         1,683,250      1,658,684
    Accumulated earnings                                                 792,916        388,155
                                                                     -----------    -----------

         Total Stockholders' Equity                                    2,476,210      2,046,881
                                                                     -----------    -----------

         Total Liabilities and Stockholders' Equity                  $ 6,371,500    $ 5,421,620
                                                                     ===========    ===========

                       See notes to financial statements

                  Whitney American Corporation and Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATION
                                  (Unaudited)

                                                Three Months Ended             Six Months Ended

                                            November 30,   November 30,   November 30,   November 30,
                                                2000           1999           2000           1999
                                                ----           ----           ----           ----
REVENUE FROM SERVICES                       $ 3,334,077    $ 3,190,204    $ 7,402,600    $ 6,502,096

     COST OF SERVICES                         2,317,083      2,392,883      4,820,948      4,611,741
                                            -----------    -----------    -----------    -----------

     GROSS PROFIT                             1,016,994        797,321      2,581,652      1,890,355
                                            -----------    -----------    -----------    -----------

OPERATING EXPENSES
     Overhead                                   488,381        406,164        994,420        776,898
     General and administrative                 342,029        289,515        717,779        620,706
     Bad debt expense                            18,571         15,474         38,421         34,879
                                            -----------    -----------    -----------    -----------

            Total Operating Expenses            848,981        711,153      1,750,620      1,432,483
                                            -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                          168,013         86,168        831,032        457,872

OTHER INCOME
     Other                                           30          3,785             30         31,612

OTHER EXPENSES
     Interest                                   (57,734)       (33,711)      (118,294)       (65,285)
                                            -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                      110,309         56,242        712,768        424,199

     INCOME TAXES                                50,449         33,285        308,007         33,285
                                            -----------    -----------    -----------    -----------

NET INCOME                                  $    59,860    $    22,957    $   404,761    $   390,914
                                            ===========    ===========    ===========    ===========

Basic net income per common share           $      0.01    $      0.01    $      0.09    $      0.09
                                            ===========    ===========    ===========    ===========

Weighted average common share outstanding     4,386,008      4,217,020      4,386,008      4,217,020
                                            ===========    ===========    ===========    ===========

Diluted net income per common share         $      0.01    $      0.00    $      0.08    $      0.08
                                            ===========    ===========    ===========    ===========

Weighted average common share outstanding     4,786,008      4,665,020      4,786,008      4,665,020
                                            ===========    ===========    ===========    ===========

                      See notes to financial statements.

                         WHITNEY AMERICAN CORPORATION
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                                                Three Months Ended             Six Months Ended
                                                                             November 30,  November 30,   November 30,  November 30,
CASH FLOWS FROM OPERATIONS:                                                      2000        1999            2000          1999
                                                                                 ----        ----            ----          ----
Net Income                                                                    $  59,860    $  22,957       $ 404,761    $ 390,914
Adjustments to reconcile net income to net cash:
     Depreciation and amortization                                              147,215      120,847         308,166      245,573
     Gain on sale of assets                                                          --       (1,849)             --      (31,554)
     Allowance for doubtful accounts                                             18,419       15,474          38,501       34,879
Changes in operating assets and liabilities net of effects
     from purchase of Kiber Environmental Services, Inc.:
     (Increase) decrease in accounts receivable                                 570,085      145,412        (318,084)    (157,679)
     (Increase) decrease in prepaid expenses and other assets                    19,604       (3,901)         (2,506)      (2,455)
     Increase in deposits                                                        (2,760)      (1,242)        (11,062)      (3,971)
     Decrease in accounts payable and accrued expenses                         (470,720)    (102,014)       (368,638)    (542,021)
     Increase (decrease) in accrued payroll and related liabilities              95,152      (20,296)         62,425     (104,206)
     Increase (decrease) in income taxes payable                                (97,921)          --         159,638           --
                                                                              ---------    ---------       ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             338,934      175,388         273,201     (170,520)
                                                                              =========    =========       =========    =========

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (84,021)    (103,619)       (143,099)    (311,003)
     Purchase of Kiber Environmental Services                                        --           --        (300,000)          --
     Payment received on note receivable                                          5,000                        5,000
     Proceeds received from sale of fixed assets                                     --        2,879              --       38,514
                                                                              ---------    ---------       ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (79,021)    (100,740)       (438,099)    (272,489)
                                                                              =========    =========       =========    =========

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) on line of credit                                  (16,091)      (1,650)        516,825      548,350
     Payment of note payable                                                     (1,148)      (1,033)         (2,259)      (2,048)
     Payment of notes payable - equipment                                       (36,942)     (26,801)        (67,320)     (37,926)
     Proceeds of note payable - equipment                                            --           --              --       19,314
     Principal payments under capital lease obligations                         (85,334)     (45,164)       (161,950)     (84,681)
                                                                              ---------    ---------       ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (139,515)     (74,648)        285,296      443,009
                                                                              =========    =========       =========    =========

NET INCREASE IN CASH                                                            120,398           --         120,398           --

CASH, BEGINNING                                                                   1,000        1,000           1,000        1,000
                                                                              ---------    ---------       ---------    ---------

CASH, END                                                                     $ 121,398    $   1,000       $ 121,398    $   1,000
                                                                              =========    =========       =========    =========

Supplemental disclosure of cash flows information:

Cash paid during the year for interest                                        $  57,734    $  33,711       $ 118,294    $  65,285
                                                                              =========    =========       =========    =========

Liabilities for equipment under capital leases                                $  81,831    $  73,723       $ 216,880    $ 196,266
                                                                              =========    =========       =========    =========

Income taxes paid                                                             $ 148,369    $      --       $ 148,369    $      --
                                                                              =========    =========       =========    =========

Supplemental disclosure of noncash transactions:

Acquisition of Kiber Environmental Services, Inc.:
     Fair value of assets acquired                                                   --           --         488,984           --
     Liabilities assumed                                                             --           --         164,416           --
     Common stock issued                                                             --           --          24,568           --
                                                                              ---------    ---------       ---------    ---------

                                                                              $      --    $      --       $ 677,968    $      --
                                                                              =========    =========       =========    =========

                      See notes to financial statements.

                  Whitney American Corporation and Subsidiary
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                Common stock            Additional    Retained
                                          ------------------------
                                            Shares        Amount     paid-in capital  earnings      Total
                                          ----------    ----------   --------------- ----------   ----------
Balance, May 31, 1999                      4,266,020    $       42      $1,658,684   $  160,424   $1,819,150

   Stock cancellation                        (49,000)           --              --           --           --

   Net income                                     --            --              --      390,914      390,914
                                          ----------    ----------      ----------   ----------   ----------

Balance, November 30, 1999 (unaudited)     4,217,020    $       42      $1,658,684   $  551,338   $2,210,064
                                          ==========    ==========      ==========   ==========   ==========


Balance, May 31, 2000                      4,217,020    $       42      $1,658,684   $  388,155   $2,046,881

   Stock issuance - Kiber purchase           200,810             2          24,566           --       24,568

   Net income                                     --            --              --      404,761      404,761
                                          ----------    ----------      ----------   ----------   ----------

Balance, November 30, 2000 (unaudited)     4,417,830    $       44      $1,683,250   $  792,916   $2,476,210
                                          ==========    ==========      ==========   ==========   ==========

                  WHITNEY AMERICAN CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Basis of Presentation and Consolidation
     ---------------------------------------

     The accompanying unaudited condensed consolidated financial statements of Whitney American Corporation (the "Company") and its wholly owned subsidiary, Kemron Environmental Services, Inc. ("Kemron") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The company acquired Kemron during fiscal year 1998 (see NOTE 2) and began presenting results on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the six months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2001 or for any other future period. Additional information is contained in the Annual Report on Form 10-KSB for the year ended May 31, 2000, which should be read in conjunction with this quarterly report.

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

     Federal Income Taxes
     --------------------

     Federal income tax has been provided for the six months ended November 30, 2000 based on estimates that include the timing difference attributed to the provision for bad debt and difference in depreciation of property and equipment for book versus tax methods.

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

 Sales, operating income and identifiable assets by reportable segment for the six months ended November 30, 2000 and November 30, 1999 are as follows:

                                                  (Dollars in thousands)
                                                --------------------------
                                                   2000            1999
                                               -----------      ----------
  Sales to unaffiliated customers:

    Analytical services                         $    4,431      $    3,842
    Consulting services                              2,612           2,660
    Other                                              360             N/A
                                                ----------      ----------
    Total                                       $    7,403      $    6,502
                                                ==========      ==========

  Operating income:

    Analytical services                         $      773      $      349
    Consulting services                                 56             109
    Other                                                2             N/A
                                                ----------      ----------
    Total                                       $      831      $      458
                                                ==========      ==========
  Identifiable Assets:

    Analytical services                         $    3,413      $    2,512
    Consulting services                              1,422           1,543
    Other                                              370             N/A
                                                ----------      ----------
    Total                                       $    5,205      $    4,055
                                                ==========      ==========

NOTE 4 - ACQUISITION OF KIBER ENVIRONMENTAL SERVICES, INC.

On June 29, 2000, The Company entered into a merger agreement ("Agreement") with Kiber Environmental Services, Inc. ("Kiber"), effective June 1, 2000. The Agreement provided for a tax-free merger of Kiber with and into Kemron in a reorganization described in section 368(a) and 368(a)(i)(D) of the Internal Revenue Code of 1986, as amended (the "Code"). The shareholders of Kiber receive a total of 200,810 shares of capital stock of Whitney and $450,000 in exchange for all of the capital stock of Kiber. The $450,000, paid at closing, consisted of $300,000 in cash and a promissory note for $150,000, payable in twelve months and earning interest at ten percent (10%). The promissory note is personally guaranteed by the CEO. Additionally, the Company's purchase price of Kiber may be reduced, if certain Kiber receivables are not realized within a 12 month period following the date of the merger.

The merger was accounted for under the purchase method and the consolidated financial statements include the earnings of Kiber for the full six months of the reporting period ending November 30, 2000. The assets and liabilities of Kiber have been recorded in the consolidated financial statements at their fair market value.

Based on the fair market value of assets and liabilities of Kiber and the market value of Kemron's shares issued as of the effective date June 1, 2000, no goodwill has been reflected on the balance sheet as of November 30, 2000. The cost of acquisition was equal to that of the fair market value of Kiber's assets and liabilities.

A provision was established for a specific customer account that is deemed unlikely to be collected as of the date of acquisition. Under the terms of the Agreement, any portion of this customer account that is not collected will become a reduction of the note payable due to the Kiber shareholders at the end of twelve months. The balance of this account as of November 30, 2000 equals $80,309 and the entire receivable has been adjusted for as a reduction to the balance due to related party.

The following unaudited pro forma financial information for the period June 1, 1999 through November 30, 1999, assumes the acquisition had occurred on June 1, 1999:

          Net Sales                $7,190,261
                                   ==========

          Net Income                  448,051
                                   ==========

          Net Income Per Share            .11
                                   ==========

Item 2.  Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of November 30, 2000, the Company's working capital balance increased from $1,009,113 at May 31, 2000 to $1,200,773. This increase was the result of profits generated during the six month period. The current liabilities increased by $527,366 while the current accounts receivables increased by $588,321. The increase in accounts receivable is due to a high volume of billing activity that took place during the six months ending November 30, 2000, primarily for analytical services. The increase of current liabilities is the result of the additional advances from the line of credit amounting to approximately $517,000 and the income tax liabilities that have resulted from strong operating results in this past quarter. The current income tax liability increased by approximately $160,000. The Company had a much lower tax liability as of May 31, 2000 mostly because a net operating loss carryforward was still available to reduce much of the tax liability for the tax reporting period ended May 31, 2000.

The Company maintains a line of credit of $1.8 million with a bank, secured by the Company's accounts receivable and the personal guaranty of the majority shareholder and CEO. The line of credit has provided a significant source of the Company's cash requirements. The actual balance on the line of credit will fluctuate during the period based on financing activities. There are no significant working capital requirements pending at November 30, 2000. The Company's available line of credit is expected to be sufficient to meet the Company's needs for the foreseeable future.

RESULTS OF OPERATIONS

Three month operating results
-----------------------------
Revenues for the three months ended November 30, 2000 were $3,334,077, which represents an increase of 4.5% from the last year's three month revenues of $3,190,204. Service revenue returned to estimated levels after a very active first quarter of the fiscal year.

Gross profit was 30.5% and 25.0% of revenues for the three months ending November 30, 2000 and 1999, respectively. The Company considers gross margin of 30.5% to be within the range for normal operations. Net income before income taxes increased for the three months ended November 30, 2000 with a 3.3% profit as compared to 1.8% for the same period in the prior year. The improvement of gross profit is attributed to the increased sales volume generated by the laboratory operation. The laboratory experiences significant increases in profit margins from increased sales due to the ability to better optimize the utilization of the lab's automated instruments.

General and administrative expense was $342,029 for the three months ended November 30, 2000, an increase of 18.1% from the three months ended November 30, 1999. The increase is attributed to the additional marketing staff brought into the Company at the beginning of the current fiscal year.

Interest expense was $57,734 for the three months ended November 30, 2000, an increase of 71.2% as compared to the same period for the prior year. The Company experienced unusually low borrowing requirements during the quarter ended November 30, 1999 which had stemmed primarily from very positive collection results on customer accounts. This same level of success on receivable turnover has not occurred during the quarter ended November 30, 2000. However, the client receivables are still considered in favorable condition as of this reporting date. Also, interest expense is higher because the majority of capital expenditures over the past fiscal year were acquired under capital lease obligations and represent a portion of the increase in interest expense.

Six month operating results
---------------------------

Revenues for the six months ended November 30, 2000 were $7,402,600, which represents an increase of 13.8% from the last year's six month revenues of $6,502,096. The revenue increase is the result of a substantial increase in analytical services for our Ohio laboratory during the first two quarters, much of which was attributed to several large projects. The laboratory's revenues increased by approximately $589,000 for the current year's six months ended as compared to the prior year. The first half of the fiscal year is typically the strongest for analytical services, as many clients have a high concentration of project work from the Spring time through Autumn.

The consulting services reported modest decrease in revenues of $48,000 for the first six months of fiscal year 2001, when compared to the same period ended November 30, 1999. The first quarter of this fiscal year reported an increase of $90,000 while the second quarter revenues reported a $138,000 decrease, more than offsetting the first quarter improvements. The remediation project activity slowed slightly during the second quarter.

Gross profit was 34.8% and 29.1% of revenues for the six months ending November 30, 2000 and 1999, respectively. The Company considers gross margin of 34.8% to be within the range for normal operations. Net income before income taxes increased for the six months ended November 30, 2000 with a 9.6% profit as compared to 6.5% for the same period in the prior year. The improvement of gross profit is attributed to the increased sales volume generated by the laboratory operation as discussed in the three month operating results section above. Much of the increase in gross margin for the current year's first quarter was the reason for the increase in net income before taxes.

General and administrative expense was $717,779 for the six months ended November 30, 2000, an increase of 15.6% from the first six months of the prior year. The increase is attributed to the additional marketing staff brought into the Company as well as the recognition of the profit sharing plan that was implemented during fiscal year 1999.

Interest expense was $118,294 for the six months ended November 30, 2000, an increase of 81.2% as compared to the same period for prior year. The Company experienced unusually low borrowing requirements during the first six months of fiscal year 2000 as discussed in the three month operating results.

YEAR 2000

We successfully completed our program to ensure Year 2000 readiness. As a result, we had no Year 2000 problems that affected our business, results of operations or financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended November 30, 2000, the Company's line of credit increased by $516,825 to $1,220,673. This was the result of a slowdown in customer payment, as a result, accounts receivables have increased by approximately $621,000 during the first six months of the current year. Some of this increase in receivables can be attributed to the increased sales achieved during the six month period. The Company generated approximately $7,403,000 in billings for the current fiscal year. The average billings for a six month period during the fiscal year ended May 31, 2000 was only $6,760,000.

Cash flows provided by operating activities totaled $291,255 for the six months ended November 30, 2000. Cash outflows consist primarily of the significant increases in accounts receivable as described in the section above on financial condition along with the decrease in accounts payable and accrued expenses for the six months.

Cash used in investing activities totaled $439,099 for the current year's first six months. The significant cash outflow relates to the acquisition of Kiber Environmental Services, Inc.

PART II - OTHER INFORMATION

Item 6 - Exhibits and 8-K Filings

    (a)  The Company had no filings the three months ended November 30, 2000.


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

                                        DATED: JANUARY 12, 2001


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                   Title                                        Date
         /s/ Juan J. Gutierrez      Chief Executive Officer, President     January 12, 2001
         ---------------------
         Juan J. Gutierrez          and Chairman of the Board

         /s/ John M. Dwyer          Vice President                         January 12, 2001
         -----------------
         John M. Dwyer              and Director

         /s/ Dave Vandenberg        Vice President                         January 12, 2001
         -------------------
         Dave Vandenberg            and Director

         /s/ John S. Heishman       Secretary, Treasurer                   January 12, 2001
         --------------------
         John S. Heishman           and Director

         /s/ Tracy Bergquist        Vice President                         January 12, 2001
         --------------------
         Tracy Bergquist            and Director